Form 10QSB
period 2004-03-31
JAVAKINGCOFFEE INC
filed 2004-10-22
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number 000-50693

JAVAKINGCOFFEE, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	71-0915828
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 248, 811A Ryan Road,
Richmond, British Columbia, Canada	V7A 2E4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	778-891-5280

NOT APPLICABLE
(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,500,000 shares of common stock issued and outstanding as of October 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

JAVAKINGCOFFEE, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2004 and December 31, 2003
(Stated in US Dollars)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

Current
Cash and cash equivalents	$10,915	$20,610

LIABILITIES
Current
Accounts payable and accrued liabilities	$12,794	$13,745
Due to related parties – Note 3	23,600	27,100

	36,394	40,845

STOCKHOLDERS' DEFICIENCY
Capital stock
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares (December 31, 2003: 3,500,000)	3,500	3,500
Additional paid-in capital	31,500	31,500
Deficit accumulated during the development stage	(60,479)	(55,235)

	(25,479)	(20,235)

	$10,915	$20,610

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended March 31, 2004 and 2003
and for the period from July 15, 2002 (Date of Incorporation) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

				July 15, 2002
				(Date of
	Three months ended			Incorporation)
	March 31,			to March 31,
	2004	2003		2004
Revenue
Interest income	$-	$5		$20

Expenses
Marketing and advertising	-	-		12,100
Office and miscellaneous	79	151		167
Professional fees	5,165	4,353		44,637
Registration and filing fees	-	-		1,595
Website design and maintenance	-	-		2,000

	5,244	4,504		60,499

Net loss for the period	$(5,244)	$(4,499)	$	(60,479)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	3,500,000	3,500,000

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2004 and 2003
and for the period from July 15, 2002 (Date of Incorporation) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

				July 15, 2002
				(Date of
	Three months ended			Incorporation)
	March 31,			to March 31,
	2004	2003		2004

Cash flows used in Operating Activities
Net loss for the period	$(5,244)	$(4,499)	$	(60,479)
Adjustments to reconcile net loss to net cash used by
operating activities
Increase (decrease) in accounts payable and accrued
liabilities	(4,451)	493		12,794

Net cash used in operating activities	(9,695)	(4,006)		(47,685)

Cash flows provided by Financing Activities
Issuance of common shares	-	-		35,000
Increase (decrease) in due to related parties	-	(5,000)		23,600

Net cash provided by (used in) financing activities	-	(5,000)		58,600

Increase (decrease) in cash during the period	(9,695)	(9,006)		10,915

Cash, beginning of period	20,610	25,874		-

Cash, end of period	$10,915	$16,868		$10,915

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-		$-

Income taxes	$-	$-		$-

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period from July 15, 2002 (Date of Incorporation) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
Capital stock issued for cash
– at $0.01	3,500,000	$3,500	$31,500	$-	$35,000
Net loss for the period	-	-	-	(22,226)	(22,226)

Balance, December 31, 2002	3,500,000	3,500	31,500	(22,226)	12,774
Net loss for the year	-	-	-	(33,009)	(33,009)

Balance, December 31, 2003	3,500,000	3,500	31,500	(55,235)	(20,235)
Net loss for the period	-	-	-	5,244)	(5,244)

Balance, March 31, 2004	3,500,000	$3,500	$31,500	$(60,479)	$(25,479)

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying three months to March 31, 2004 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

Note 2	Continuance of Operations

The Company is in the business of improving the current status of existing coffee shops by providing training to make a full line of specialty coffee products and providing booklets on operating specialty coffee outlets.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2004, the Company has a working capital deficiency of $25,479 and has accumulated losses of $60,479 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due.

Note 3	Due to Related Parties

The amount due to related parties consist of advances from directors of the Company and are unsecured, non-interest bearing and have no specific terms for repayment.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", "the Company" and "Javakingcoffee" mean Javakingcoffee, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operations for the next twelve months, our results of operations for the three month period ended March 31, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with our Amendment No. 4 to our Registration Statement on Form SB-2, filed with the SEC on April 13, 2004.

We were incorporated on July 15, 2002 under the laws of the State of Nevada under the name "Titan Web Solutions, Inc." On August 18, 2003, we changed our name to "Javakingcoffee, Inc."

We are in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China. We provide advice and assistance to entrepreneurs and small business owners in China on the development and operation of trendy, high-volume specialty coffee retail outlets.

The number of specialty coffee shops in China has grown quickly over the last few years, particularly in Beijing and Shanghai. As the popularity of coffee drinking among white collar workers and college students in China continues to grow, we believe that a large number of independent specialty coffee shops will be opened in the near future. As a result, we believe that there will be a market for businesses able to provide knowledge and expertise on how to design and operate North American style specialty coffee outlets.

In order to assist the development of our business, we have drafted an online operations manual as a tool for our prospective clients. This operations manual, written in Chinese, is designed to assist prospective clients to:

  determine the type of specialty coffee business that is suitable for them;

  evaluate the local market for a specialty coffee business;

  select locations for the specialty coffee business

  identify and select appropriate suppliers and equipment;

  develop a well-organized business plan;

  train and recruit employees; and

  market their business.

In the future, existing and prospective clients will be given a password that will enable them to access the operations manual from our website. If our initial efforts are successful and we are able to generate significant revenues, we hope to expand our website to function as an online community where future clients can interact with one another and obtain information on economic trends and trends within the specialty coffee industry.

In addition, our President, Chen (Jason) Wu, has continued to develop business contacts within China. As a result of Mr. Wu's efforts, the State Economic Trade Commission of China (the "SETC"), the Economic and Trade Commission of the Province of Jiangsu (the "ETCJ") and a private company known as the Hailan Group have each agreed to assist our efforts to seek prospective clients. Through these entities, we were introduced to our two existing clients, Beijing CXSD Investment Co., Ltd. ("Beijing CXSD") and H&H Co., Ltd. ("H&H"). See Item 5. "Other Information". Although the SETC, the ETCJ and the Hailan Group have agreed to assist our efforts to seek additional clients, our arrangements with them are informal and they have provided no assurances that they will be able to secure clients on our behalf.

PLAN OF OPERATIONS

Over the next twelve months we will complete our obligations to Beijing CXSD and H&H. We will also continue to develop our business by marketing our services and developing our business contacts, and by conducting research and gathering information on developments and trends in the specialty coffee industry. Specifically, we intend to engage in the following business development activities:

1.
Website Development and Online Operations Manual: We expect to spend approximately $2,000 over the next twelve months on the continued development and maintenance of our website at www.javakingcoffee.com, and on the continued development of our online operations manual. Our website is currently operational and we have completed a draft of our operations manual. We expect to have a finalized operations manual ready for use by future clients sometime in the next six months.

2.
Marketing and Business Development: We expect to spend approximately $4,000 over the next twelve months on marketing and business development activities. We expect to spend these funds on the following activities:

(a)
We intend to invite representatives of the SETC, the ETCJ and the Hailan Group to visit the United States and Canada in order to provide them with a better understanding of our business plan and the specialty coffee business in North America. However, due to problems with securing visas, we are not sure when these representatives will be able to visit.

(b)
We will continue to develop our contacts and relationships with local business brokers, specialty coffee suppliers, industrial designers and other third party vendors. In addition to being contacts that we can use when providing services to future clients, we believe that these contacts and relationships will become a good source of referrals. We do not expect to spend any funds over the next twelve months to send our officers and employees to China for business development purposes. Mr. Wu has agreed to use his own funds for trips to China to build brand recognition and to continue to develop valuable business contacts in China.

(c)	We will continue to market and promote our business through traditional advertising and promotional media such as newspapers, trade publications, email and the Internet.

In addition to the above expenses, we expect to spend approximately $24,000 over the next twelve months on professional fees, including audit, accounting and legal fees associated with meeting our reporting obligations under the Securities Act and the Exchange Act.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Summary
	Three Months Ended March 31
			Percentage
	2004	2003	Inc. / (Dec.)

Revenue	$--	$5	(100)%
Expenses	(5,244)	(4,504)	16.4%
Net Income (Loss)	$(5,244)	$(4,499)	(16.6)%

Revenues

We did not earn any revenues during the three month period ended March 31, 2004. During the three month period ended September 30, 2004, being the date of our most recent financial statements, we earned revenues of $19,000 for services provided to Beijing CXSD and H&H. Under the extended terms of our agreement with Beijing CXSD, we expect to receive aggregate fees in the amount of $5,000. Under the extended terms of our agreement with H&H, we expect to receive aggregate fees in the amount of $25,000. See Item 5. "Other Information".

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended March 31
			Percentage
	2004	2003	Inc. / (Dec.)
Marketing and Advertising	$--	$--	--
Office and Miscellaneous	79	151	(47.7)%
Professional Fees	5,165	4,353	18.7%
Registration and Filing Fees	--	--	--
Website Design and Maintenance	--	--	--
Total Expenses	$5,244	$4,504	16.4%

If we are successful in securing a significant number of additional contracts for the provision of our services, of which there is no assurance, we expect that our expenses will increase significantly as we will have to hire and train additional employees and engage the services of professional industrial designers and other third party sub-contractors to assist in the construction and design of specialty coffee shops. If we engage the services of third party sub-contractors, we expect to incorporate the fees charged by those sub-contractors into the fees that we charge our clients.

Liquidity and Capital Resources

Cash Flows
	Three Months Ended March 31
	2004	2003
Net Cash from (used in) Operating Activities	$(9,695)	$(4,006)
Net Cash from (used in) Financing Activities	--	(5,000)
Net Increase (decrease) in Cash During Period	$(9,695)	$(9,006)

As we had no revenue and obtained no financing during the three month period ended March 31, 2004, we had negative cash flows for this period.

Working Capital
			Percentage
	At Mar. 31, 2004	At Dec. 31, 2003	Increase / (Decrease)
Current Assets	$10,915	$20,610	(47.0)%
Current Liabilities	(36,394)	(40,845)	(10.8)%
Working Capital Deficit	$(25,479)	$(20,235)	25.9%

Our current liabilities at March 31, 2004 include $23,600 payable to our directors for advances made by them to the Company. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

Our working capital deficit increased by 25.9% during the three month period ended March 31, 2004. This increase in our working capital deficit is primarily a result of the fact that we had no revenues or substantial sources of financing during this period and were required to use existing cash to meet our liabilities as they became due.

As of September 30, 2004, being the date of our most recent financial statements, we had cash and cash equivalents of $18,607 and a working capital deficit of $35,762. It is the opinion of our management that our existing cash and cash equivalents will not be sufficient to meet our working capital requirements over the next twelve months. As such, we will require additional financing in order to continue our operations. Our directors, Messrs. Wu, Madanayake and Tony Castro, have executed a Memorandum of Understanding, pursuant to which they have agreed to advance up to $100,000, collectively, in additional capital to us if needed. Pursuant to this Memorandum of Understanding, when we are in need of cash, we can notify each of Messrs. Wu, Madanayake and Castro in writing and demand a loan. Depending upon each individual's personal financial condition at the time the demand is made, the individual in the better financial position may loan a greater proportion of the funds required than the others. In exchange for any advances made by Messrs. Wu, Madanayake and Castro, we will issue promissory notes evidencing our indebtedness. Although Messrs. Wu, Madanayake and Castro have agreed to advance us funds as described above, there is no assurance that they will be able to continue to provide us with sufficient financing in order to allow us to continue our operations. If Messrs. Wu, Madanayake and Castro are unable to provide us with necessary funds or if our funding needs are greater than the $100,000 they have agreed to loan us, then there is no assurance that we will be able to obtain alternate financing on terms favorable to us, if at all. If we are unable to obtain financing necessary to meet our obligations, our ability to continue as a going concern may be limited.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.             CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during the period covered by this report, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting was held on June 14, 2004. At the Annual Meeting, our stockholders unanimously approved the re-election of Chen (Jason) Wu, Udaya Madanayake and Tony Castro to our Board of Directors for the next year.

ITEM 5.             OTHER INFORMATION.

On April 30, 2004, we entered into an agreement with Beijing CXSD to provide them with our expertise and assistance in developing a full line of specialty coffee products in exchange for fees in the amount of $2,500. We have verbally agreed to extend the terms of this agreement and we now expect to be paid fees in the amount of $5,000, of which we have been paid $4,000.

On August 26, 2004, we entered into an agreement with H&H to provide them with assistance and advice on improving the style and feel of their existing coffee shop and to give it a more North American style and ambience. The original terms of this agreement called for us to be paid fees in the amount of $2,500. We have verbally agreed to extend the terms of this agreement and we now expect to be paid $25,000 in fees, of which we have been paid $15,000.

All other information required to be disclosed by us in a current report on Form 8-K since the date of filing of our Amendment No. 4 to our Registration Statement on Form SB-2, filed with the SEC on April 13, 2004, has been disclosed by us by the filing of such reports.

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal year ended December 31, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

August 20, 2004	August 24, 2004	Disclosure of Changes to Certifying Accountant.

ITEM 6.             EXHIBITS.

(a) Exhibits and Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

10.1	Memorandum of Understanding among Chen (Jason) Wu, Udaya Madanayake and Tony Castro. (2)

10.2	Agreement between Beijing CXSD Investment Co., Ltd. and Javakingcoffee, Inc., dated April 30, 2004.

10.3	Agreement between H&H Co. Ltd. and Javakingcoffee, Inc., dated August 26, 2004.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously Filed as an Exhibit to our Form SB-2 registration statement filed with the SEC on May 7, 2003.

(2)	Previously Filed as an Exhibit to our Amendment No. 3 to our Form SB-2 registration statement filed with the SEC on March 29, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVAKINGCOFFEE, INC.

Dated: October 21, 2004	By:	/s/ Chen (Jason) Wu
CHEN (JASON) WU
PRESIDENT