Form 10QSB
period 2004-06-30
JAVAKINGCOFFEE INC
filed 2004-10-22
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

JAVAKINGCOFFEE, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

(Unaudited)

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2004 and December 31, 2003
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS

Current
Cash and equivalents	$18,271	$20,610

LIABILITIES
Current
Accounts payable and accrued liabilities	$16,086	$13,745
Due to related parties – Note 3	33,600	27,100

	49,686	40,845

STOCKHOLDERS' DEFICIENCY
Capital stock
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares (December 31, 2003: 3,500,000)	3,500	3,500
Additional paid-in capital	31,500	31,500
Deficit accumulated during the development stage	(66,415)	(55,235)

	(31,415)	(20,235)

	$18,271	$20,610

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2004 and 2003 and for the period from July 15, 2002 (Date of Incorporation) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

										July 15, 2002
										(Date of
		Three months ended				Six months ended				Incorporation)
		June 30,				June 30,				to June 30,
		2004		2003		2004		2003		2004
Revenue
Interest income		$-		$-		$-		$5		$20

Expenses
Marketing and advertising		-		3,500		-		3,500		12,100
Office and miscellaneous		-		(77)		79		74		167
Professional fees		3,841		5,248		9,006		9,601		48,478
Registration and filing fees		2,095		-		2,095		-		3,690
Website design and maintenance		-		2,000		-		2,000		2,000

		5,936		10,671		11,180		15,175		66,435

Net loss for the period	$	(5,936)	$	(10,671)	$	(11,180)	$	(15,170)	$	(66,415)

Basic and diluted loss per share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Weighted average number of shares
outstanding		3,500,000		3,500,000		3,500,000		3,500,000

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2004 and 2003 and
for the period from July 15, 2002 (Date of Incorporation) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

				July 15, 2002
				(Date of
	Six months ended			Incorporation)
	June 30,			to June 30,
	2004	2003		2004

Cash flows used in Operating Activities
Net loss for the period	$(11,180)	$(15,170)	$	(66,415)
Adjustments to reconcile net loss to net cash used by
operating activities
Increase in prepaids	-	(5,000)		-
Increase in accounts payable and accrued liabilities	(1,159)	7,736		16,086

Net cash used in operating activities	(12,339)	(12,434)		(50,329)

Cash flows provided by Financing Activities
Issuance of common shares	-	-		35,000
Increase in due to related parties	10,000	-		33,600

Net cash provided by financing activities	10,000	-		68,600

Increase (decrease) in cash during the period	(2,339)	(12,434)		18,271

Cash, beginning of period	20,610	25,874		-

Cash, end of period	$18,271	$13,440		$18,271

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-		$-

Income taxes	$-	$-		$-

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period from July 15, 2002 (Date of Incorporation) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
Capital stock issued for cash
– at $0.01	3,500,000	$3,500	$31,500	$-	$35,000
Net loss for the period	-	-	-	(22,226)	(22,226)

Balance, December 31, 2002	3,500,000	3,500	31,500	(22,226)	12,774
Net loss for the year	-	-	-	(33,009)	(33,009)

Balance, December 31, 2003	3,500,000	3,500	31,500	(55,235)	(20,235)
Net loss for the period	-	-	-	(11,180)	(11,180)

Balance, June 30, 2004	3,500,000	$3,500	$31,500	$(66,415)	$(31,415)

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying six months to June 30, 2004 interim  financial statements is unaudited, it includes all adjustments which are, in the opinion of  management, necessary to present fairly the financial position, result of operations and cash  flows for the interim period presented in accordance with the accounting principles generally  accepted in the United States of America. In the opinion of management, all adjustments  considered necessary for a fair presentation of the results of operations and financial position  have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

Note 2	Continuance of Operations

The Company is in the business of improving the current status of existing coffee shops by  providing training to make a full line of specialty coffee products and providing booklets on  operating specialty coffee outlets.

The financial statements have been prepared using generally accepted accounting principles in  the United States of America applicable for a going concern which assumes that the Company  will realize its assets and discharge its liabilities in the ordinary course of business. As at  June 30, 2004, the Company has a working capital deficiency of $31,415 and has accumulated  losses of $66,415 since its commencement. Its ability to continue as a going concern is  dependent upon the ability of the Company to obtain the necessary financing to meet its  obligations and pay its liabilities arising from normal business operations when the come due.

Note 3	Due to Related Parties

The amount due to related parties consist of advances from directors of the Company, are unsecured, non-interest bearing and have no specific terms for repayment.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operations for the next twelve months, our results of operations for the six month period ended June 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with our Amendment No. 4 to our Registration Statement on Form SB-2, filed with the SEC on April 13, 2004.

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

  select locations for the specialty coffee business;

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month and Six Month Summary

	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Revenue	$--	$--	--	$--	$5	(100)%
Expenses	(5,936)	(10,671)	(44.4)%	(11,180)	(15,175)	(26.3)%
Net Income (Loss)	$(5,936)	$(10,671)	(44.4)%	$(11,180)	$(15,170)	(26.3)%

Revenues

We did not earn any revenues during the six month period ended June 30, 2004. During the three month period ended September 30, 2004, being the date of our most recent financial statements, we earned revenues of $19,000 for services provided to Beijing CXSD and H&H. Under the extended terms of our agreement with Beijing CXSD, we expect to receive aggregate fees in the amount of $5,000. Under the extended terms of our agreement with H&H, we expect to receive aggregate fees in the amount of $25,000. See Item 5. "Other Information".

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Marketing and	$--	$3,500	(100)%	$--	$3,500	(100)%
Advertising
Office and	--	(77)	100%	79	74	6.8%
Miscellaneous
Professional Fees	3,841	5,248	26.8%	9,006	9,601	6.2%

Registration and Filing	2,095	--	100%	2,095	--	100%
Fees
Website Design and	--	2,000	(100)%	--	2,000	(100)%
Maintenance

	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Total Expenses	$5,936	$10,671	(44.4)%	$11,180	$15,175	(26.3)%

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

Liquidity and Capital Resources
Cash Flows
	Six Months Ended June 30
	2004	2003
Net Cash from (used in) Operating Activities	$(12,339)	$(12,434)
Net Cash from Financing Activities	10,000	--
Net Increase (decrease) in Cash During Period	$(2,339)	$(12,434)

As we had no revenue during the six month period ended June 30, 2004, we had negative cash flows from our operative activities for this period. We received financing in the form of a loan in the amount of $10,000 from our directors during the six month period ended June 30, 2004.

Working Capital
			Percentage
	At June 30, 2004	At Dec. 31, 2003	Increase / (Decrease)
Current Assets	$18,271	$20,610	(11.3)%
Current Liabilities	(49,686)	(40,845)	(21.6)%
Working Capital Deficit	$(31,415)	$(20,235)	55.3%

Our current liabilities at June 30, 2004 included $33,600 payable to our directors for advances made by them to the Company. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

Our working capital deficit increased by 55.3% during the six month period ended June 30, 2004. This increase in our working capital deficit is primarily a result of the fact that we had no revenues or substantial sources of financing during this period and were required to use existing cash to meet our liabilities as they became due.

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

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal year ended December 31, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

August 20, 2004	August 24, 2004	Disclosure of Changes to Certifying Accountant.

ITEM 6.           EXHIBITS.

(a) Exhibits and Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

10.1	Memorandum of Understanding among Chen (Jason) Wu, Udaya Madanayake and Tony Castro. (2)

10.2	Agreement between Beijing CXSD Investment Co., Ltd. and Javakingcoffee, Inc., dated April 30, 2004. (3)

10.3	Agreement between H&H Co. Ltd. and Javakingcoffee, Inc., dated August 26, 2004.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Form SB-2 registration statement filed with the SEC on May 7, 2003.

(2)	Previously filed as an Exhibit to our Amendment No. 3 to our Form SB-2 registration statement filed with the SEC on March 29, 2004.

(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-QSB for the period ending March 31, 2004 filed with the SEC on October 22, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVAKINGCOFFEE, INC.

Dated: October 21, 2004	By:	/s/ Chen (Jason) Wu
CHEN (JASON) WU
PRESIDENT