Form 10QSB
period 2004-09-30
JAVAKINGCOFFEE INC
filed 2004-10-22
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

778-891-5280
 Issuer’s telephone number, including area code

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
3,500,000 shares of common stock issued and outstanding as of October 15, 2004.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

JAVAKINGCOFFEE, INC.

INTERIM FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

(Unaudited)

JAVAKINGCOFFEE, INC.
 INTERIM BALANCE SHEETS
September 30, 2004 and December 31, 2003
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2004	2003
Current
Cash and equivalents	$18,607	$20,610

LIABILITIES
Current
Accounts payable and accrued liabilities	$10,769	$13,745
Due to related parties – Note 4	43,600	27,100

	54,369	40,845

STOCKHOLDERS’ DEFICIENCY
Capital stock
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares (December 31, 2003: 3,500,000)	3,500	3,500
Additional paid-in capital	31,500	31,500
Deficit	(70,762)	(55,235)

	(35,762)	(20,235)

	$18,607	$20,610

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
Sales	$19,000	$-	$19,000	$-
Interest income	-	-	-	5

	19,000	-	19,000	5

Expenses
Marketing and advertising	12,000	-	12,000	3,500
Office and miscellaneous	218	-	297	74
Professional fees	10,280	3,653	19,285	13,254
Registration and filing fees	850	-	2,945	-
Website design and maintenance	-	-	-	2,000

	23,348	3,653	34,527	18,828

Net loss for the period	$(4,348)	$(3,653)	$(15,527)	$(18,823)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding	3,500,000	3,500,000	3,500,000	3,500,000

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
 INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows used in Operating Activities
Net loss for the period	$(15,527)	$(18,823)
Adjustments to reconcile net loss to net cash used by operating activities
Increase in prepaid expenses	-	(5,000)
Increase in accounts payable and accrued liabilities	(2,976)	7,000

Net cash used in operating activities	(18,503)	(16,823)

Cash flows provided by Financing Activities
Issuance of common shares	-	-
Increase in due to related parties	16,500	-

	16,500	-

Increase (decrease) in cash during the period	(2,003)	(16,823)

Cash, beginning of period	20,610	25,874

Cash, end of period	$18,607	$9,051

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 15, 2002 (Date of Incorporation) to September 30, 2004
(Stated in US Dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
Capital stock issued for cash
– at $0.01	3,500,000	$3,500	$31,500	$-	$35,000
Net loss for the period	-	-	-	(22,226)	(22,226)

Balance, December 31, 2002	3,500,000	3,500	31,500	(22,226)	12,774
Net loss for the year	-	-	-	(33,009)	(33,009)

Balance, December 31, 2003	3,500,000	3,500	31,500	(55,235)	(20,235)
Net loss for the period	-	-	-	(15,527)	(15,527)

Balance, September 30, 2004	3,500,000	$3,500	$31,500	$(70,762)	$(35,762)

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1

Interim Financial Statements

While the information presented in the accompanying nine months to September 30, 2004 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

Note 2

Continuance of Operations

The Company is in the business of improving the current status of existing coffee shops by providing training to make a full line of specialty coffee products and providing booklets on operating specialty coffee outlets.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2004, the Company has a working capital deficiency of $35,762 and has accumulated losses of $70,762 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due.

Note 3

Significant Accounting Policy

Revenue Recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:

- revenue from training services and booklets are recognized when the relevant services are rendered, booklets are delivered and collection is reasonably assured.

Note 4	Due to Related Parties The amount due to related parties consist of advances from directors of the Company, are unsecured, non-interest bearing and have no specific terms for repayment.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Javakingcoffee” mean Javakingcoffee, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operations for the next twelve months, our results of operations for the nine month period ended September 30, 2004 and changes in our financial condition from December 31, 2003. This discussion should be read in conjunction with our Amendment No. 4 to our Registration Statement on Form SB-2, filed with the SEC on April 13, 2004.

We were incorporated on July 15, 2002 under the laws of the State of Nevada under the name “Titan Web Solutions, Inc.” On August 18, 2003, we changed our name to “Javakingcoffee, Inc.”

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

In addition, our President, Chen (Jason) Wu, has continued to develop business contacts within China. As a result of Mr. Wu’s efforts, the State Economic Trade Commission of China (the “SETC”), the Economic and Trade Commission of the Province of Jiangsu (the “ETCJ”) and a private company known as the Hailan Group have each agreed to assist our efforts to seek prospective clients. Through these entities, we were introduced to our two existing clients, Beijing CXSD Investment Co., Ltd. (“Beijing CXSD”) and H&H Co., Ltd. (“H&H”). See Item 5. “Other Information”. Although the SETC, the ETCJ and the Hailan Group have agreed to assist our efforts to seek additional clients, our arrangements with them are informal and they have provided no assurances that they will be able to secure clients on our behalf.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month and Nine Month Summary

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Revenue	$19,000	$ --	100%	$19,000	$5	3,799%
Expenses	(23,348)	(3,653)	539.1%	(34,527)	(18,828)	83.4%
Net Income (Loss)	$(4,348)	$(3,653)	(19.0)%	$(15,527)	$(18,823)	17.5%

Revenues

As of September 30, 2004, we had earned fees in the amount of $4,000 and $15,000 in exchange for providing our services to Beijing CXSD and H&H, respectively. Under the extended terms of our agreement with Beijing CXSD, we expect to receive aggregate fees in the amount of $5,000. Under the extended terms of our agreement with H&H, we expect to receive aggregate fees in the amount of $25,000. See Item 5. “Other Information”.

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Marketing and	$12,000	$ --	100%	$12,000	$3,500	242.9%
Advertising
Office and	218	--	100%	297	74	301.4%
Miscellaneous
Professional Fees	10,280	3,653	181.4%	19,285	13,254	45.5%
Registration and Filing	850	--	100%	2,945	--	100%
Fees
Website Design and	--	--	--	--	2,000	(100)%
Maintenance
Total Expenses	$23,348	$3,653	539.1%	$34,527	$18,828	83.4%

Our expenses increased significantly during the three month period ended September 30, 2004 as the result of a promotional advertisement placed by us in “Trends Magazine,” a fashion and lifestyle magazine published in China. We spent approximately $12,000 to place this advertisement.

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

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended Sept. 30
	2004	2003
Net Cash from (used in) Operating Activities	$(18,503)	$(16,823)
Net Cash from Financing Activities	16,500	--
Net Increase (decrease) in Cash During Period	$(2,003)	$(16,823)

We received a total of $16,500 in debt financing from our directors during the nine month period ended September 30, 2004. Although we began to earn revenues for the first time during our third fiscal quarter ended September 30, 2004, we continue to have negative cash flows from our operations.

Working Capital

			Percentage
	At Sept. 30, 2004	At Dec. 31, 2003	Increase / (Decrease)
Current Assets	$18,607	$20,610	(9.7)%
Current Liabilities	(54,369)	(40,845)	33.1%
Working Capital Deficit	$(35,762)	$(20,235)	76.7%

Our current liabilities at September 30, 2004 included $43,600 payable to our directors for advances made by them to the Company. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

As of September 30, 2004, we had cash and cash equivalents of $18,607 and a working capital deficit of $35,762, an increase in our working capital deficit of 76.7% from December 31, 2003. It is the opinion of our management that our existing cash and cash equivalents will not be sufficient to meet our working capital requirements over the next twelve months. As such, we will require additional financing in order to continue our operations. Our directors, Messrs. Wu, Madanayake and Tony Castro, have executed a Memorandum of Understanding, pursuant to which they have agreed to advance up to $100,000, collectively, in additional capital to us if needed. Pursuant to this Memorandum of Understanding, when we are in need of cash, we can notify each of Messrs. Wu, Madanayake and Castro in writing and demand a loan. Depending upon each individual’s personal financial condition at the time the demand is made, the individual in the better financial position may loan a greater proportion of the funds required than the others. In exchange for any advances made by Messrs. Wu, Madanayake and Castro, we will issue promissory notes evidencing our indebtedness. Although Messrs. Wu, Madanayake and Castro have agreed to advance us funds as described above, there is no assurance that they will be able to continue to provide us with sufficient financing in order to allow us to continue our operations. If Messrs. Wu, Madanayake and Castro are unable to provide us with necessary funds or if our funding needs are greater than the $100,000 they have agreed to loan us, then there is no assurance that we will be able to obtain alternate financing on terms favorable to us, if at all. If we are unable to obtain financing necessary to meet our obligations, our ability to continue as a going concern may be limited.

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

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal year ended December 31, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

August 20, 2004	August 24, 2004	Disclosure of Changes to Certifying Accountant.

ITEM 6.     EXHIBITS.

(a) Exhibits and Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Memorandum of Understanding among Chen (Jason) Wu, Udaya Madanayake and Tony Castro.(2)

10.2	Agreement between Beijing CXSD Investment Co., Ltd. and Javakingcoffee, Inc., dated April 30, 2004.(3)

10.3	Agreement between H&H Co. Ltd. and Javakingcoffee, Inc., dated August 26, 2004.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Form SB-2 registration statement filed with the SEC on May 7, 2003.

(2)	Previously filed as an Exhibit to our Amendment No. 3 to our Form SB-2 registration statement filed with the SEC on March 29, 2004.

(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-QSB for the period ending March 31, 2004 filed with the SEC on October 22, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVAKINGCOFFEE, INC.

Dated: October 21, 2004	By:	/s/ Chen (Jason) Wu
_________________________________________________
CHEN (JASON) WU
PRESIDENT