Form 10KSB
period 2004-12-31
JAVAKINGCOFFEE INC
filed 2005-03-15
CIK 1230524

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 000-50693

JAVAKINGCOFFEE, INC.

(Name of small business Issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	71-0915828 (IRS Employer Identification No.)

Suite 248, 811A Ryan Road
Richmond, British Columbia
Canada
V7A 2E4
(Address of principal executive offices, including zip code)

(778) 891-5280
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues during the year ended December 31, 2004 were $19,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (1,500,000 shares) was $0, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates" as there has been no bid quotations reported by the NASD since the stock started to be quoted for trade on the OTCBB on December 1, 2004.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years: Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 31, 2004, - 3,500,000 shares of Common Stock

Documents incorporated by reference: None

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ X ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are incorporated on July 15, 2002 under the laws of the State of Nevada under the name Titan Web Solutions, Inc. On August 18, 2003, we changed our name to Javakingcoffee, Inc. Our principal executive office is located at Suite 248, 811A Ryan Road, Richmond, British Columbia, V7A 2E4, Canada. The telephone number of our principal executive office is (778) 891-5280.

We plan to offer a full range of business consulting services in the retail specialty coffee business in China. Specialty coffees are those coffees grown in special geographic microclimate and are characterized by their unique flavour profiles when freshly roasted and properly brewed. In May of 2002 and before the incorporation of our company, our President and one of our directors, Chen Wu, was in China on a trip for other business matters. On that trip he met a few entrepreneurs and small business owners in China who were interested in starting their own specialty coffee businesses. He subsequently started our company with a plan to provide the specialty coffee consulting services to meet that perceived demand.

Since our incorporation on July 15, 2002, we have been attending to the organization of our company, developing and fine-tuning of our business plan, planning and construction our website and conducting initial marketing activities for our consulting services. We commenced the construction of our website in August of 2002. In addition, our Secretary and one of our directors, Tony Castro, conducted research activities to gather information on the specialty coffee business to prepare an electronic specialty coffee business operations manual in Chinese with the assistance of our President and one of our directors, Chen Wu. Mr. Wu also continued to communicate with his business contacts in China and was able to obtain the co-operation of the State Economic & Trade Commission of China, the Economic & Trade Commission of the Province of Jiangsu and a Chinese private company called the Hailan Group to help us locate interested entrepreneurs. We have sent invitations to representatives of the three Chinese entities for them to visit Canada and the United States to observe how specialty coffee businesses operate. The arrangements between our company and the three entities in China are on an informal basis and there is no commitment on the part of the three Chinese entities that they will secure clients for us.

We anticipate that we will offer advice and assistance to entrepreneurs and small business owners in China on issues of business strategy and development of specialty coffee cafés, espresso bars, neighbourhood coffee houses and other forms of retail specialty coffee outlets. The focus of our proposed consulting services will be to assist interested individuals in China in creating new specialty coffee businesses. We may also accept consulting contracts from existing specialty coffee business operators in China to help them realize the full potential of their businesses.

We believe that the potential of the Chinese specialty coffee retail market is large enough that it will attract a considerable number of entrepreneurs and small business owners in China to start their own specialty coffee retail outlets. Accordingly, we intend to focus our consulting services on assisting interested individuals in creating new specialty coffee retail outlets. The scope of our proposed specialty coffee consulting services will include educating our clients on the selection of specialty coffees and equipment, assisting them on the creation a business plan, providing them with advice on choosing the right location for their specialty coffee business, helping them on the design of an attractive and trendy store and providing them support on hiring and training employees properly. We also plan to provide our consulting services in packages that are suitable to the requirements of our potential clients' businesses. For those potential clients who are not sure which consulting packages are more suitable to them, we intend to offer initial consulting services to them on the basis of a daily "per diem" rate.

We intend to provide the following consulting services to new specialty coffee businesses in China:

Selection of special coffee beans and equipment: Success of a specialty coffee outlet starts from the quality of its specialty coffee beverages. We plan to educate our future clients on choosing the right coffee beans for their new coffee businesses. We will teach them to distinguish coffee beans produced from different regions and to become familiar with different roasts and blends of coffees. Furthermore, we will also connect our future clients with reputable distributors of quality coffee brewing equipment. The purchase of coffee brewing equipment is one of the most important capital investments for a new specialty coffee business because the right coffee brewing equipment will produce superior quality coffee and will ensure smooth operation of the business. Accordingly, we will help our future clients select manufacturers and models of coffee brewing equipment that are recognized for quality, dependability and service. We will also assist our future clients in sourcing all related equipment including food preparation and service equipment.

Creation of a business plan: A well-organized business plan is essential to optimize the chance of success for a new specialty coffee business. We intend to assist our future clients in analyzing the advantages and disadvantage of starting their own specialty coffee outlets versus joining an existing franchise. Once a future client decides to start his or her new specialty coffee business, we plan to work with him or her to develop an unique and eye-catching logo for the new business as a professionally designed logo will help a new specialty coffee business establish its identity and become a powerful marketing tool. We also plan to help our future clients prepare strong business plans that include eye-catching logos, detail listing of proposed product offerings and estimate costs of all related coffee and food service equipment, furnishing, leasehold improvements and beginning inventories. We will also help them prepare pro forma financial performance reports for the first 12 months of their operations. Because our President, Chen (Jason) Wu, lived in China for over twenty years and speaks fluent Mandarin Chinese, he will be able to communicate with our prospective clients in China in their native language. We will also have the capability of producing business plans in both the English and Chinese languages if necessary.

Assistance with business location: The selection of business location for a new specialty coffee outlet is one of the more important decisions that an owner or operator of a specialty coffee business has to make. Demographics of the surrounding area, proximity to coffee consuming populations, location visibility, ease of access, rental costs and costs of lease improvements are all important factors when selecting a location. We anticipate that we will travel to China to personally evaluate locations under consideration by our future clients, to assess the area suitability for coffee business development and to provide our future clients with advice on identifying locations that possess characteristics favourable to specialty coffee business success.

Design of an attractive and trendy retail specialty coffee outlet: A good specialty coffee store design will attract consumers to enter the store to buy coffee products and contribute to the convenient flow of traffic for customers in an enjoyable setting. We plan to help our future clients create custom store designs for their selected locations and concepts, including shopping-center-based stores, neighbourhood coffee houses and specialty coffee kiosks. We will suggest the type of store design to our future clients according to their site selection. Shopping-center-based stores generally will be full-service stores with limited seating, selling coffee-related merchandises, whole beans and coffee and espresso-based beverages. Neighborhood coffee houses generally will be located in both urban neighborhoods and business districts and will offer a complete line of coffee products including beverages, beans and related merchandise. Neighborhood coffee houses generally will have ample seating spaces to allow customers to relax and enjoy their coffee drinks in an amicable setting. Specialty coffee kiosks will be designed for high traffic locations and will primarily sell only coffee drinks and limited supply of whole beans. After future clients decide on the type of specialty coffee retail outlet, we intend to provide them with a complete rendering of the selected coffee outlet including full color interior and exterior drawings showing layout and design, furniture and other store materials and lighting. With these renderings, our future clients will be able to see what their specialty coffee outlets look like before they build them.

We believe that the design of a specialty coffee business will play a big role in the success of a specialty coffee business in China. Based on our experience and understanding, Chinese consumers favours the Western look and feel of a commercial establishment; people there line up in MacDonald's and Starbucks not for the taste but more for the experience. Because our Secretary and one of our directors, Udaya Madanayake, has worked at and managed a specialty coffee business for more than 10 years, he will be able to help Chinese entrepreneurs in creating the American look and feel of a specialty coffee business. We anticipate that Mr. Madanayake will give our future clients advice on the kind of design and decoration for a specialty coffee business. With Mr. Madanayake's instructions, we will engage professional industrial designers to design the store layout. Currently, we have spoken to an industrial designer, Mr. Hua Sheng, in Vancouver, who will work with Mr. Madanayake when we obtain a consulting contract.

Hiring and training of employees: We plan to help our clients train their employees to prepare specialty coffee beverages properly and to deliver good customer service. We believe that the profitability of a specialty coffee business is maximized when the business is operated by talented and committed employees. Accordingly, we also intend to assist our clients to implement a screening process for the selection of qualified employees. We will also work together with each of our future clients to develop an operations manual unique to their business. Each operations manual will contain policies and procedures covering each aspect of operating their specialty coffee retail outlet.

We will pull together various aspects of our consulting services and arrange them in different packages that will make it more convenient for us to market to our potential clients. At this time, we plan to offer three levels of specialty coffee business consulting packages. The first package will include basic services such as specialty coffee business plan, financial evaluation and projection, assistance with location selection without site visit, food service and coffee equipment sourcing, menu text layout and beverage pricing. The second package will offer essential services which, in addition to those services already listed under the basic package, will also include store design and layout, assistance with lease negotiation, and creation of a simple drawing to enable clients to see what their specialty coffee outlets look like before they build them. Finally, the third package will be the ultimate package that will include those services listed in the basic and the essential packages and on site visits for selection of business location, detail drawings with full color interior and exterior drawings showing layout and design, two weeks of employee training and development of a comprehensive operations manual.

Initially, regardless of whether our client chooses the first, second or third package, we will rely on our President and one of our directors, Chen Wu, together with our Treasurer and Chief Financial Officer and one of our directors, Udaya Madanayake, to provide the consulting services. Because Mr. Madanayake has worked in the specialty coffee industry for over ten years, we believe he has the necessary knowledge and experience to advise our future clients on almost all aspects of the operations of a specialty coffee business. While Mr. Madanayake possesses the industry specific knowledge and experience, Mr. Wu will add his general business experience and language ability to the mix to communicate with future clients who will primarily be speaking Mandarin Chinese. Both Mr. Wu and Mr. Madanayake will work together to help our future clients in selecting business locations and hiring and training employees. Mr. Madanayake will also be able to help our future client in the design or remodel of their specialty coffee businesses so they can have the American look and feel. Currently, in smaller cities in China, there are no American style specialty coffee stores but we believe people those smaller cities would also love to have the experience of going to American style specialty coffee stores. Because some of the entrepreneurs in China do not have the know how to create the look and feel of an American specialty coffee store and cannot afford to pay the expense franchise fees to join established specialty coffee franchises, we believe we will be able to help these entrepreneurs with our consulting services.

Through our proposed consulting services, we will endeavour to help entrepreneurs and small business owners in China who are interested in owning specialty coffee retail outlets avoid pitfalls associated with starting new businesses. We anticipate that a majority of our revenues will be derived from fees paid by clients for our advice and services. During the next twelve months, we intend to provide consulting services to any and all interested persons. In May of 2002 and before our company was incorporated, our President and one of our directors, Chen Wu, on a trip to China for other business matters, attended a few meetings with entrepreneurs and small business owners in China who were interested in starting their own specialty coffee businesses. Mr. Wu, has continued to communicate with his business contacts in China since his last trip to China in May of 2002. As a result, the State Economic and Trade Commission of China, the Economic and Trade Commission of the Province of Jiangsu and a Chinese private company called Hailan Group have agreed to co-operate with us to look for potential clients for our consulting services. The arrangements between our company and the three entities in China are on an informal basis and there is no commitment on the part of the three Chinese entities that they will secure clients for us. However, we have signed agreements with two clients introduced to us through these entities. One of these clients is Beijing Shangdi Investment Co., Ltd., a Chinese private company, owned by Mr. Wenjie Zhao, an entrepreneur. The other client is H&H Co, Ltd., also a Chinese private company, owned by Mr. Dianlin Wu, also an entrepreneur. we successfully obtain these two consulting contracts, we are assisting Beijing Shangdi Investment Co., Ltd. to build an American style specialty coffee shop and assisting H&H Co., Ltd. to upgrade its current coffee shop to improve its look and feel and become more American style. Our President, Chen Wu, and our Chief Financial Officer, Udaya Madanayake, will travel to China to provide these clients with consulting services on location.

Our Website

We commenced construction of our website at http://www.javakingcoffee.com in August of 2002 to provide information about our services as well as our belief about the specialty coffee industry in China. Currently, our website contains information about our specialty coffee consulting business. Our website functions as a marketing tool for our business and we do not expect that we will rely too much on our website to conduct our business. Most parts of the website are now functioning but we are still improving it. We have added an electronic copy of the specialty coffee business operation manual we have produced in Chinese onto our website. Our future clients will be given a password to access the electronic specialty coffee business manual so they may use it as a reference to strengthen our consulting services. If we generate significant revenues, we plan to expand and design our website to function as an online community for our future clients, where our future clients would be able to interact with one another regarding economic news and latest trends in the specialty coffee industry.

Competition

We believe the principal methods of competition in business development consulting include the quality and type of consulting services that the consultant provides to its clients and the cost of providing their services. We believe our primary competitors will be other specialty coffee business consultants like Bellissimo Coffee Consulting, with whom we will compete on the level of quality of services and cost. We are of the view that the competition from Bellissimo Coffee Consulting currently does not materially affect our proposed consulting business because Bellissimo Coffee Consulting does not target the Chinese specialty coffee retail market for their services. To date we are not aware of any specialty coffee business consultant that focuses on the Chinese specialty coffee retail market. However, entry into the specialty coffee consulting business in relatively easy and we expect there to be many competitors that provide some or all of the services we propose to provide in the near future. On the other hand, we believe that if we are able to establish our professional reputation in the Chinese specialty coffee retail industry before other specialty coffee consultants enter the market, we will gain significant advantage over other such consultants because our established professional reputation will give us a level of credibility among the potential clients. If we can also be one of the first businesses to offer consulting services to the specialty coffee retail industry and we assist some businesses in successfully developing and opening specialty coffee outlets, then we will have a proven track record which would assist us in establishing our reputation in China.

We believe that we also compete indirectly with established specialty coffee franchises, such as The Second Cup and Seattle's Best Coffee. Some of our potential clients may choose to purchase one of these franchises instead of starting up their own specialty coffee retail outlets and therefore not require our consulting services. The primary methods of competition we face from these established specialty coffee franchises are the recognizable brand name and the complete or turnkey specialty coffee outlet operation. Established specialty coffee franchises often provide their franchisee with a complete package of services, including training, centralized marketing, lease negotiation, product and equipment sourcing, ongoing product supply and continuing support. We believe we have an advantage over the established specialty coffee franchises because the type of services provided by these specialty coffee franchises to their franchisee tend to be rigid and inflexible. We also believe that we have an advantage over the specialty coffee franchises on the costs of the services because we do not require our clients to make on-going royalty payments, which would otherwise be required under a customary franchise arrangement.

Marketing

We plan to market our proposed consulting services to entrepreneurs and small business owners in China who are interested in starting their own specialty coffee retail outlets. We intend to take advantage of the business contacts of our President and one of our directors, Mr. Chen Wu, in China. Mr. Wu was born and lived in China until he later moved to Vancouver, B.C. Canada in 1999. Before the incorporation of our company, Mr. Wu returned to China in May of 2002 on a trip for different business matters. On that trip he attended a few meetings with his business contacts in China who expressed interest in starting their own specialty coffee businesses. In November of 2003, Mr. Wu returned to China again to promote further interest in our proposed specialty coffee consulting services among these business contacts in the China. As a result, we have signed consulting agreements with two clients in China, Beijing Shangdi Investment Co., Ltd. and H&H Co., Ltd. In addition to Mr. Wu's personal efforts, we are planning to promote our proposed specialty coffee consulting services through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links, to effect maximum exposure and penetration in the Chinese specialty coffee marketplace.

In August of 2002, we commenced the construction of our website at http://www.javakingcoffee.com to promote our specialty coffee consulting services. Our website contains information about our proposed specialty coffee consulting services. If we generate significant revenues, we plan to expand and design our website to function as an online community for our future clients, where our future clients would be able to interact with one another regarding economic news and latest trends in the specialty coffee industry.

After we have established a client base, we expect a significant portion of our future business to arise from referrals generated by prior client contracts.

Intellectual Property

We own the Internet domain name "www.javakingcoffees.com". Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", ".net" or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe upon or otherwise decrease the value of our domain name.

We do not presently own any patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our proprietary knowledge in the specialty coffee industry such as information on the sources of quality coffee beans and related equipment, and our proprietary business processes such as specialty coffee brewing techniques and manner to identify a suitable site for specialty coffee outlet. However, our proprietary know-how and processes may not be patentable and we also need to ensure we do not infringe upon the proprietary rights of other parties. Although we may take action to protect our unpatented proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that these agreements will not be breach and that there will be adequate remedies for any breach. We also cannot assure that our proprietary know-how and processes will not otherwise become known or be independently developed or discovered by competitors.

Government Regulations

We are subject to the laws and regulations of those jurisdictions in which we plan to provide our consulting services that are generally applicable to operation of businesses, such as business license requirement, income taxes and payroll taxes. In general, our consulting activities are not subject to special licensing or other regulatory requirements in those jurisdictions in which we plan to provide our consulting services.

Employees

As of December 31, 2004, our President and Chief Executive Officer, Chen Wu, and our Treasurer and Chief Financial Officer, Udaya Madanayake, and our Secretary, Tony Castro are our only employees. Each of them works on the business of our company on a part time basis, spending between 10 to 20 hours a week. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provide us with capital raising services. Because our company is still in the early stage and we have only obtained 2 consulting contracts so far, we believe the amount of time they spend on our business is sufficient. With the limited amount of time, they have been able to research materials on specialty coffee supplies, equipment and furniture during the day, contacting business connections in China in the evening due to the time zone difference. We believe that our relationships with our employees are good. We are not a party to any collective bargaining agreements. Our employees currently provide their services to our company without compensation.

ITEM 2. DESCRIPTION OF PROPERTY

Javakingcoffee, Inc. currently uses office space located at Suite 248, 811A Ryan Road, Richmond, British Columbia, V7A 2E4, Canada. These facilities are provided to us at no charge by our President and CEO and one of our directors, Mr. Chen Wu. We believe that our current facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. Our telephone number is (778) 891-5280.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2004, there were approximately 32 record owners of the Company's Common Stock. The Company's Common Stock started quoting for trade on December 1, 2004 on the National Association of Securities Dealers OTC Bulletin Board under the symbol "JVKG". As of December 31, 2004, there has been no bid quotations yet as reported by the NASD.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since we have only recently started our business consulting services in the retail specialty coffee business in China and have only generated a limited revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audit financial statements for the period from January 1, 2004 to December 31, 2004. Our accumulated deficit is $83,674 as of December 31, 2004. The discussion below provides an overview of our operations and discusses of our results operations, our plan of operations and other liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Results of Operations

Overview From July 15, 2002 (date of inception) to December 31, 2004

From the date of our incorporation in July 15, 2002 to December 31, 2004, we had generated revenues of $19,000. Our operating activities during this period consist primarily of provision of services with current clients and negotiations with potential clients.

January 1, 2003 to December 31, 2003

For the period from January 1, 2003 to December 31, 2003, we had generated $Nil in revenue. Our financial statements are prepared in accordance with US Generally Accepted Accounting Principles. For this period, our operating expenses are classified into four categories:

  Audit Fee which consists primarily of accounting and auditing fees for the year end audit. The amount incurred and accrued by our company during the period from January 1, 2003 to December 31, 2003 was $9,690.

  Bank charges which consists primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period of January 1, 2003 to December 31, 2003 was $88.

  Legal fees which consist primarily of legal fees paid by us regarding securities advice and organizing the Company. The amount incurred by our company during the period from January 1, 2003 to December 31, 2003 was $11,141; and

  Other operating expenses which consist primarily of the expenses incurred for development of our business including expenses incurred in the establishment of marketing opportunities, registration and filing fees and website design and maintenance. The amount incurred by our company during the period from January 1, 2003 to December 31, 2003 was $12,095.

From January 1, 2004 to December 31, 2004

For the period from January 1, 2004 to December 31, 2004 we generated a limited revenue in the amount of $19,000. This revenue consists of fees paid to us for our services to Beijing CXSD and H&H.

The total operating expenses for the period from January 1, 2004 to December 31, 2004 were $47,439. Out of these total expenses, professional fees paid to our independent auditors and legal counsel from January 1, 2004 to December 31, 2004 was $34,594. Bank charges and other office charges for the period from January 1, 2004 to December 31, 2004 was $1,433.

Other operating expenses including marketing expenses, registration and filing fees and website design and maintenance for the period from January 1, 2004 to December 31, 2004 was $11,412. We expect marketing expenses to increase as we have now focus on marketing our services in the next few months.

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

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $2,735 and a working capital deficit of $48,674, an increase in our working capital deficit of 141% from December 31, 2003. It is the opinion of our management that our existing cash and cash equivalents will not be sufficient to meet our working capital requirements over the next twelve months. As such, we will require additional financing in order to continue our operations. Our directors, Messrs. Wu, Madanayake and Tony Castro, have executed a Memorandum of Understanding, pursuant to which they have agreed to advance up to $100,000, collectively, in additional capital to us if needed. Pursuant to this Memorandum of Understanding, when we are in need of cash, we can notify each of Messrs. Wu, Madanayake and Castro in writing and demand a loan. Depending upon each individual's personal financial condition at the time the demand is made, the individual in the better financial position may loan a greater proportion of the funds required than the others. In exchange for any advances made by Messrs. Wu, Madanayake and Castro, we will issue promissory notes evidencing our indebtedness. Although Messrs. Wu, Madanayake and Castro have agreed to advance us funds as described above, there is no assurance that they will be able to continue to provide us with sufficient financing in order to allow us to continue our operations. If Messrs. Wu, Madanayake and Castro are unable to provide us with necessary funds or if our funding needs are greater than the $100,000 they have agreed to loan us, then there is no assurance that we will be able to obtain alternate financing on terms favorable to us, if at all. If we are unable to obtain financing necessary to meet our obligations, our ability to continue as a going concern may be limited.

Our current liabilities at December 31, 2004 included $43,600 payable to our directors for advances made by them to the Company. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

JAVAKINGCOFFEE, INC.

REPORT AND FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

Terry Amisano Ltd.	Amisano Hanson
Kevin Hanson, CA	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Javakingcoffee, Inc.

We have audited the accompanying balance sheet of Javakingcoffee, Inc. as at December 31, 2004 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Javakingcoffee, Inc. as of December 31, 2003 were audited by other auditors whose report dated February 12, 2004 expressed an unqualified opinion on those statements. Our opinion on the statement of stockholders' equity (deficiency) for the period from July 15, 2002 (Date of Inception) to December 31, 2003 in so far as it relates to amounts for the prior periods through December 31, 2003 is based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javakingcoffee, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
February 8, 2005	Chartered Accountants

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

JAVAKINGCOFFEE, INC.

BALANCE SHEETS

December 31, 2004 and 2003

(Stated in US Dollars)

ASSETS		2004	2003

Current
Cash		$ 2,735	$ 20,610
Prepaid expense		6,000	-

		$ 8,735	$ 20,610

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 13,809	$ 13,745
Due to related parties - Note 3		43,600	27,100

		57,409	40,845

STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
25,000,000	common shares, par value $0.001 per share
Issued and outstanding:
3,500,000	common shares (2003: 3,500,000)	3,500	3,500
Additional paid-in capital		31,500	31,500
Deficit		(83,674)	(55,235)

		(48,674)	(20,235)

		$ 8,735	$ 20,610

Nature and Continuance of Operations - Note 1

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.

STATEMENTS OF OPERATIONS

for the years ended December 31, 2004 and 2003

(Stated in US Dollars)

	2004	2003

Revenue
Sales	$ 19,000	-
Interest income	-	5

	19,000	5

Expenses
Marketing and advertising - Note 3	6,090	8,500
Office and miscellaneous	1,433	88
Professional fees	34,594	20,831
Registration and filing fees	5,071	1,595
Website design and maintenance	251	2,000

	47,439	33,014

Net loss for the period	$ (28,439)	$ (33,009)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	3,500,000	3,500,000

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2004 and 2003

(Stated in US Dollars)

	2004	2003

Cash flows used in Operating Activities
Net loss for the year	$(28,439)	$(33,009)
Adjustments to reconcile net loss to net cash used by operating activity
Increase in prepaid expense	(6,000)	-
Increase in accounts payable and accrued liabilities	64	7,745

Net cash used in operating activities	(34,375)	(25,264)

Cash flows provided by Financing Activity
Increase in due to related parties	16,500	20,000

Decrease in cash during the year	(17,875)	(5,264)

Cash, beginning of year	20,610	25,874

Cash, end of year	$ 2,735	$ 20,610

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from July 15, 2002 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total

Capital stock issued for cash
- at $0.01	3,500,000	$ 3,500	$ 31,500	$ -	$ 35,000
Net loss for the period	-	-	-	(22,226)	(22,226)

Balance, December 31, 2002	3,500,000	3,500	31,500	(22,226)	12,774
Net loss for the year	-	-	-	(33,009)	(33,009)

Balance, December 31, 2003	3,500,000	3,500	31,500	(55,235)	(20,235)
Net loss for the year	-	-	-	(28,439)	(28,439)

Balance, December 31, 2004	3,500,000	$ 3,500	$ 31,500	$ (83,674)	$ (48,674)

SEE ACCOMPANYING NOTES

JAVAKINGCOFFEE, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on July 15, 2002. The Company is in the business of improving the current status of existing coffee shops by providing training to make a full line of specialty coffee products and providing booklets on operating specialty coffee outlets.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2004, the Company has a working capital deficiency of $48,674, has not yet achieved profitable operations and has accumulated a deficit of $83,674 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2 Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a) Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

b) Foreign Currency Translation

The Company's functional currency is Canadian dollars as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52.

Note 2 Significant Accounting Policies - (cont'd)

b) Foreign Currency Translation - (cont'd)

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments from the use of different exchange rates from year to year are included in the Comprehensive Income account in Stockholders' Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

c) Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

d) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

e) Revenue Recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:

- revenue from training services and booklets are recognized when the relevant services are rendered, booklets are delivered and collection is reasonably assured.

Note 2 Significant Accounting Policies - (cont'd)

f) Website Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

g) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Related Party Transactions

During the year ended December 31, 2004, the Company was charged $Nil (2003: $8,500) in marketing and advertising expense by a director and a company with common directors.

This expenditure was measured by the exchange amount which is the amount agreed upon by the transacting parties.

The amount due to related parties consists of advances from directors of the Company, are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2004	2003

Deferred Tax Assets
Non-capital loss carryforward	$16,699	$ 8,809
Valuation allowance for deferred tax asset	(16,699)	(8,809)

	$ -	$ -

Note 4 Deferred Tax Assets - (cont'd)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5 Corporation Income Tax Losses

At December 31, 2004, the Company has accumulated non-capital losses totalling $83,674, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2022. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6 Comparative Figures

Certain of the prior year's comparative figures have been reclassified to conform with the current year's presentation.

Note 7 Segment Information

The Company operates in Canada in one business segment providing consulting services to the retail specialty coffee industry in China.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

ITEM 8B.  OTHER INFORMATION

Amisano Hanson, Chartered Accountants, has been retained to provide Auditors' Reports on the annual financial statements of the Company, commencing with the year ended June 30, 2004, and to conduct review engagements on the Company's non-annual quarterly financial statements on an ongoing basis thereafter. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, Dohan and Company, Certified Public Accountants, for dismissal of its services and there are no disagreements between us and the former accountant, Dohan and Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to August 20, 2004. The former accountant's report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles.

A Form 8-K was filed with respect to the change of accountant on August 20, 2004.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

The following sets forth certain information concerning the present management of the Company:

Name	Age	Position with Company
Chen Wu	27	Director, President and CEO
Udaya Madanayake	27	Director, CFO and Treasurer
Tony Castro	30	Director and Secretary

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chen Wu, Director, President and Chief Executive Officer

Chen Wu was educated in Shanghai, China and obtained a bachelor degree in 1997 in International Trade and Economy from the Shanghai Maritime University. From 1997 to 1998, Mr. Wu served as the e-commerce project manager for the China Chamber of Commerce of Medicines & Health Products Importers & Exporters and assisted the organization to set up one of the first e-commerce websites in China. From 1999 to 2000, he worked as an independent business consultant for Bowen Technologies Inc., a Taiwanese company, and was responsible for introducing the fingerprint based technology for employee management & data collection system to the Chinese market. Since 1997, Mr. Wu has developed meaningful experience in establishing collaborations between Chinese businesses and American and Canadian enterprises. One collaboration in which Mr. Wu participated in 2000 was the joint venture between Corinex Communications Corp., a Canadian company, and its Chinese partner, the COSCO Group, for the distribution of communication equipment in China. Mr. Wu assisted Corinex Communications by introducing the technology to the COSCO Group, participating in the demonstration of the technology and participating in the negotiation between Corinex Communications and the COSCO Group regarding the distribution rights of the communication equipment in China. Mr. Wu assisted Corinex and COSCO Group as an independent consultant, working for himself. From 2001 to present, Mr. Wu has also served as a director and the Chief Financial Officer, Secretary and Treasurer of Titanium Intelligence, Inc., a company that promotes and operates an Internet textile website targeting manufacturers and exporters of textile products in China. Titanium Intelligence, Inc. is a development stage company registered under the Securities Exchange Act of 1934. We expect that Mr. Wu will spend approximately 10 to 20 hours a week on the business activities of our company.

Udaya Madanayake, Director, Chief Financial Officer and Treasurer

Udaya Madanayake was born and educated in Pannipitiya, Sri Lanka. Mr. Manadayake has been involved in the specialty coffee industry for more than 10 years. From 1990 to 2001, he served as a manager at Java Express, a specialty coffee store in Vancouver, British Columbia. He was responsible for the strategic planning and business development of Java Express. At Java Express, he received training and acquired experience relating to the establishment and management of specialty coffee outlets. He was also responsible for training new employees at Java Express. We expect Mr. Madanayake to spend approximately 10 to 15 hours a week on the business activities of our company.

Tony Castro, Director and Secretary

Tony Castro was born and educated in Winnipeg, Manitoba. From 1988 to 1998, Mr. Castro served as an assistant manager at Canada Safeway Ltd., responsible for the cash management and customer service functions of the store where he was stationed. From 1997 to 2000, Mr. Castro worked for Hostess Frito Lay Company as a sales representative, responsible for distribution of new products of that company in his assigned territory in Winnipeg, Manitoba. From 2001 to present, Mr. Castro has been the vice president of sales at Titanium Web Design, Inc., a company involving in providing website design, multimedia(digital video/audio), and advanced programming services to small to medium size companies. We expect Mr. Castro to spend approximately 10 to 12 hours a week on the business activities of our company.

Conflicts of Interest

We believe that none of our officers or directors will be subject to conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Javakingcoffee, Inc.

Suite 248 - 811A Ryan Road

Richmond, BC

V7A 2E4

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors have determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a development stage company and has not yet generated or realized sufficient revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended December 31, 2004.
	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Other Annual Compen-sation (3)	Restricted Stock Awards (4)	Options Granted (5)	All Other Compen-sation (6)
Chen Wu, President and Chief Executive Officer since July 22, 2002	2004	Nil	--	--	--	--	--
	2003	Nil	--	--	--	--	--
	2002	Nil	--	--	--	--	--

(1) The dollar value of base salary (cash and non-cash).

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table.

(6) All other compensation received that the Company could not properly report in any other column of the table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended December 31, 2004.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Javakingcoffee other than services ordinarily required of a director. Other than indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of March 26, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Chen Wu #248, 811A Ryan Road Richmond, B.C. V7A 2E4 Canada	1,000,000 common shares	28.57%
Udaya Madanayake 1532 Manning Avenue Port Coquitlam, B.C. V3B 1K5 Canada	1,000,000 common shares	28.57%
Directors and Executive Officers as a Group	2,000,000 common shares	57.14%

(1) Based on 3,500,000 shares of common stock issued and outstanding as of March 26, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Javakingcoffee.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

The promoters of our company are our President (also Chief Executive Officer and one of our directors), Chen Wu, our Chief Financial Officer (also Treasurer and one of our directors), Udaya Madanayake, and our other director, Tony Castro.

On August 8, 2002, we issued 1,000,000 shares of our common stock at $0.01 per share to Mr. Chen Wu in a private placement transaction. Mr. Wu paid the same per share price as every other subscriber in the private placement. On August 8, 2002, we issued 1,000,000 shares of our common stock at $0.01 per share to Mr. Udaya Madanayake in a private placement transaction. Mr. Madanayake paid the same per share price as every other subscriber in the private placement.

Since August of 2002, our President, CEO and one of our directors, Chen Wu, has been providing us with technical services in the basic design and setting up of our Internet website. Mr. Wu has provided these services to our company and the value of his technical services is approximately $3,600. Mr. Wu has not sought reimbursement for the technical services he provided to our company. Mr. Wu will only seek reimbursement for his technical services, without interest, when our company begins to generate sufficient revenue to sustain our business operations.

In July of 2002, our President, CEO and one of our directors, Chen Wu, advanced $5,000 to us to cover our organizational expenses, we subsequently repaid the $5,000 without interest to Mr. Wu before December 31, 2002. Chen Wu further advanced $10,000 in May 2004 and another $10,000 in July 2004 to us to cover our operational expenses which are treated as loans to us without interest.

In or about March of 2003, we paid $5,000 in advance to our secretary and director, Tony Castro, for him to conduct research activities to prepare an electronic specialty coffee business operation manual to be published on our website. Mr. Castro performed this service, which values $5,000.

In December of 2003, we received a loan in the amount of $20,000 from our secretary and director, Tony Castro. This $20,000 loan is unsecured and will not bear interest. This loan will be due on demand by Mr. Castro. We have issued a promissory note to Mr. Castro to evidence this loan.

ITEM 13. EXHIBITS

Exhibits
Exhibit No.	Document Description
3.1*	Articles of Incorporation as amended
3.2*	Bylaws
10.1	Consulting Agreements
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form 10-SB.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fee.

The aggregate fees billed by our previous accountant, Dohan and Company, for professional services rendered for the audit of our financial statement filed as part of our Form 10-KSB filing and for review of our interim financial statements filed as part of our Form 10-QSB filings for the fiscal year of 2003 and 2004 of our Company are $5,500 and $6,485, respectively.

The aggregate fees billed by our current accountant, Amisano Hanson, Chartered Accountants, for professional services rendered for review of our interim financial statements filed as part of our Form 10-QSB filings for the fiscal year of 2004 are $3,504.

(2) Audit-Related Fees.

There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

(3) Tax Fees.

There have been no tax fees billed by our accountants in each of the last two fiscal years of our Company.

(4) All Other Fees.

There have been no other fees billed by our accountants in each of the last two fiscal years of our Company.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2005.
JAVAKINGCOFFEE, INC. (Registrant) BY: /s/ Chen Wu Chen Wu President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Udaya Madanayake Udaya Madanayake Secretary, Chief Executive Officer and Treasurer 03/11/2005
/s/ Chen Wu Chen Wu President and Chief Executive Officer 03/11/2005

Exhibit 10.1

Agreement

THIS AGREEMENT, made and entered into this 30 day of April 2004 by Beijing CXSD Investment Co., Ltd., located at 418 Weitu Building, Longtan Rd. Chongwen, Beijing, PRC. (hereinafter referred to as "The Client") has contracted Java King Coffee located at 248, 8111 Ryan Rd. BC V7A2E4 (hereinafter referred to as "Javaking") to improve its coffee shop. Javaking and THE CLIENT (hereinafter referred to as the "parties") have agreed to meet the following criteria outlined below.

A. Initial Payment and Refund Policy

At the contract signing, 50% of the service estimate $2,500 is due. To request a refund, please submit a written request to Javaking within 15 days of signing this contract. All work completed will be deducted from the initial payment. THE CLIENT is liable for any work completed beyond the initial payment at the above stated rate. No portion of initial payment will be refunded if a written cancellation request is not received within 15 days of contract signing.

B. Deliverables

1. Javaking Deliverables

a. Provide Training to make full line of specialty coffee products
b. Provide Menu Booklet on operation of specialty coffee outlets

2. Client Deliverables

Once THE CLIENT has accepted the booklet and the training, THE CLIENT agrees to pay the remaining 50% balance of the estimate.

3. Time

Parties agree to work together to complete the service in a timely manner. Javaking agrees to work expeditiously to complete the service.

C. Credit

Javaking retains the right to include THE CLIENT's coffee shop in a professional portfolio.

D. Confidentiality

Javaking will keep confidential information regarding the improvement of the coffee shop.

E. Service Agreement

The parties have agreed to meet the above stated criteria. Any services, aside from those mentioned above, will be liable for a $100 an hour additional charge.

Java King

Agreement

THIS AGREEMENT, made and entered into this 26 day of August 2004 by H&H Co., Ltd., located at 12 Baihua Garden, Haoxi Rd. Nantong, Jiangsu, PRC. (hereinafter referred to as "The Client") has contracted Javaking Coffee located at 248, 8111 Ryan Rd. BC V7A 2E4 (hereinafter referred to as "Javaking") to improve its coffee shop. Javaking and THE CLIENT (hereinafter referred to as the "parties") have agreed to meet the following criteria outlined below.

A. Initial Payment and Refund Policy

At the contract signing, 10% of the service estimate $2,500 is due. To request a refund, please submit a written request to Javaking within 15 days of signing this contract. All work completed will be deducted from the initial payment. THE CLIENT is liable for any work completed beyond the initial payment at the above stated rate. No portion of initial payment will be refunded if a written cancellation request is not received within 15 days of contract signing.

B. Deliverables

1. Javaking Deliverables

a. Provide advise on improvements to the existing coffee shop to incorporate American style coffee shop decorations
b. Provide Menu Booklet on operation of specialty coffee outlets

2. Client Deliverables

Once THE CLIENT has accepted our decoration opinions and booklet, THE CLIENT agrees to pay the remaining 80% balance of the estimate.

3. Time

Parties agree to work together to complete the service in a timely manner. Javaking agrees to work expeditiously to complete the service.

C. Credit

Javaking retains the right to include THE CLIENT's coffee shop design in a professional portfolio.

D. Confidentiality

Javaking will keep confidential information regarding the improvement of the coffee shop.

E. Service Agreement

The parties have agreed to meet the above stated criteria. Any services, aside from those mentioned above, will be liable for a $100 an hour additional charge.

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Chen Wu, the President and Chief Executive Officer of Javakingcoffee, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Javakingcoffee, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

March 11, 2005

/s/ Chen Wu

------------------------------

Chen Wu

President and Chief Executive Officer

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Udaya Madanayake, the Secretary, Chief Financial Officer and Treasurer of Javakingcoffee, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Javakingcoffee, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

March 11, 2005

/s/ Udaya Madanayake

------------------------------

Udaya Madanayake

President and Chief Executive Officer

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

In connection with the Annual Report of Javakingcoffee, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Chen Wu, the Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of her knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

By: /s/ Chen Wu

----------------------------------

Chen Wu, Chief Executive Officer

March 11, 2005

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

In connection with the Annual Report of Javakingcoffee, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Udaya Madanayake, the Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of her knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

By: /s/ Udaya Madanayake

----------------------------------

Udaya Madanayake, Chief Financial Officer

March 11, 2005