Form 10KSB/A
period 2004-12-31
JAVAKINGCOFFEE INC
filed 2005-04-21
CIK 1230524

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB\

Amendment #1

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

We believe that the design of a specialty coffee business will play a big role in the success of a specialty coffee business in China. Based on our experience and understanding, Chinese consumers favour the Western look and feel of a commercial establishment; people there line up in McDonald's and Starbucks not for the taste but more for the experience. Because our Secretary and one of our directors, Udaya Madanayake, has worked at and managed a specialty coffee business for more than 10 years, he will be able to help Chinese entrepreneurs in creating the American look and feel of a specialty coffee business. We anticipate that Mr. Madanayake will give our future clients advice on the kind of design and decoration for a specialty coffee business. With Mr. Madanayake's instructions, we will engage professional industrial designers to design the store layout. Currently, we have spoken to an industrial designer, Mr. Hua Sheng, in Vancouver, who will work with Mr. Madanayake when we obtain a consulting contract.

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

Employees

As of December 31, 2004, our President and Chief Executive Officer, Chen Wu, and our Treasurer and Chief Financial Officer, Udaya Madanayake, and our Secretary, Tony Castro are our only employees. Each of them works on the business of our company on a part-time basis, spending between 10 to 20 hours a week. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provide us with capital raising services. Because our company is still in the early stage and we have only obtained 2 consulting contracts so far, we believe the amount of time they spend on our business is sufficient. With the limited amount of time, they have been able to research materials on specialty coffee supplies, equipment and furniture during the day, contacting business connections in China in the evening due to the time zone difference. We believe that our relationships with our employees are good. We are not a party to any collective bargaining agreements. Our employees currently provide their services to our company without compensation.

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

  Audit Fee which consists primarily of accounting and auditing fees for the year-end audit. The amount incurred and accrued by our company during the period from January 1, 2003 to December 31, 2003 was $9,690.

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

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

RE-ISSUED AUDITOR'S REPORT

ON THE COMPANY'S 2003 FINANCIAL STATEMENTS

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Javakingcoffee, Inc. (formerly Titan Web Solutions, Inc.) (A Development Stage Company)
Port Moody, BC, Canada

We have audited the accompanying balance sheet of Javakingcoffee, Inc. (formerly Titan Web Solutions, Inc.) (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javakingcoffee, Inc. (A Development Stage Company) at December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses totaling $50,235 from inception (July 15, 2002) to December 31, 2003, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.

Certified Public Accountants

Miami, Florida
February 12, 2004

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

(Stated in US Dollars)

	2004	2003

Cash flows used in Operating Activities
Net loss for the year	$ (28,439)	$ (33,009)
Adjustments to reconcile net loss to net cash used by operating activities
Increase in prepaid expense	(6,000)	-
Increase in accounts payable and accrued liabilities	64	7,745

Net cash used in operating activities	(34,375)	(25,264)

Cash flows provided by Financing Activity
Increase in due to related parties	16,500	20,000

Decrease in cash during the year	(17,875)	(5,264)

Cash, beginning of year	20,610	25,874

Cash, end of year	$ 2,735	$ 20,610

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

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

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on July 15, 2002. The Company is in the business of improving the current status of existing coffee shops by providing training to make a full line of specialty coffee products and providing booklets on operating specialty coffee outlets. During the year ended December 31, 2004, the Company generated sales and is not considered a development stage company. In prior years, the Company was considered to be in the development stage.

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

Note 4 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2004	2003

Deferred Tax Assets
Non-capital loss carryforward	$ 16,699	$ 8,809
Valuation allowance for deferred tax asset	(16,699)	(8,809)

	$ -	$ -

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

ITEM 8B.  OTHER INFORMATION

Amisano Hanson, Chartered Accountants, has been retained to provide Auditors' Reports on the annual financial statements of the Company, commencing with the year ended December 31, 2004, and to conduct review engagements on the Company's non-annual quarterly financial statements on an ongoing basis thereafter. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, Dohan and Company, Certified Public Accountants, for dismissal of its services and there are no disagreements between us and the former accountant, Dohan and Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to August 20, 2004. The former accountant's report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles.

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

Suite 248 - 811A Ryan Road

Richmond, BC

V7A 2E4

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors have determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company has not yet generated or realized sufficient revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

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

ITEM 13. EXHIBITS

Exhibits
Exhibit No.	Document Description
3.1*	Articles of Incorporation as amended
3.2*	Bylaws
10.1**	Consulting Agreements
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*  Incorporated by reference to same exhibit of the Company's Registration Statement on Form SB-2 filed on May 7, 2003.

**.Incorporated by reference to same exhibit of the company's Form 10-KSB filed March 15, 2005.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fee.

The aggregate fees billed by our previous accountant, Dohan and Company, for professional services rendered for the audit of our financial statement filed as part of our Form 10-KSB filing and for review of our interim financial statements filed as part of our Form 10-QSB filings for the fiscal year of 2003 and 2004 of our Company are $13,000 and $1,150, respectively.

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

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of April, 2005.
JAVAKINGCOFFEE, INC. (Registrant) BY: /s/ Chen Wu Chen Wu President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Udaya Madanayake Udaya Madanayake Secretary, Chief Executive Officer and Treasurer 21/04/2005
/s/ Chen Wu Chen Wu President and Chief Executive Officer 21/04/2005

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

April 21, 2005

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

April 21, 2005

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

April 21, 2005

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

April 21, 2005