Form 10QSB
period 2005-03-31
JAVAKINGCOFFEE INC
filed 2005-05-16
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

778-891-5280
Issuer's telephone number, including area code

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
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,500,000 shares of common stock issued and outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

JAVAKINGCOFFEE, INC.

INTERIM FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited )

JAVAKINGCOFFEE, INC.

INTERIM BALANCE SHEETS

March 31, 2005 and December 31, 2004

(Stated in US Dollars)

(Unaudited)

		March 31,	December 31,
ASSETS		2005	2004
Current
Cash		$ 1,266	$ 2,735
Prepaid expense		3,000	6,000

		$ 4,266	$ 8,735

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 20,707	$ 13,809
Due to related parties - Note 3		44,800	43,600

		65,507	57,409

STOCKHOLDERS' DEFICIENCY
Capital stock
Authorized:
25,000,000	common shares, par value $0.001 per share
Issued and outstanding:
3,500,000	common shares (December 31, 2004: 3,500,000)	3,500	3,500
Additional paid-in capital		31,500	31,500
Deficit accumulated during the development stage		(96,241)	(83,674)

		(61,241)	(48,674)

		$ 4,266	$ 8,735

JAVAKINGCOFFEE, INC.

INTERIM STATEMENTS OF OPERATIONS

for the three months ended March 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Three months ended
	March 31,
	2005	2004

Expenses
Marketing and advertising	3,000	-
Office and miscellaneous	911	79
Professional fees	7,397	5,165
Registration and filing fees	1,259	-
Website design and maintenance	-	-

	12,567	5,244

Net loss for the period	$ (12,567)	$ (5,244)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	3,500,000	3,500,000

JAVAKINGCOFFEE, INC.

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Three months ended,
	March 31,
	2005	2004

Cash flows used in Operating Activities
Net loss for the period	$ (12,567)	$ (5,244)
Adjustments to reconcile net loss to net cash used by operating activities
Decrease in prepaid expense	3,000	-
Increase (decrease) in accounts payable and accrued liabilities	6,898	(4,451)

Net cash used in operating activities	(2,669)	(9,695)

Cash flows provided by Financing Activities
Increase in due to related parties	1,200	-

Net cash provided by financing activities	1,200	-

Decrease in cash during the period	(1,469)	(9,695)

Cash, beginning of period	2,735	20,610

Cash, end of period	$ 1,266	$ 10,915

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

JAVAKINGCOFFEE, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from July 15, 2002 (Date of Incorporation) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
Capital stock issued for cash
- at $0.01	3,500,000	$ 3,500	$ 31,500	$ -	$ 35,000
Net loss for the period	-	-	-	(22,226)	(22,226)

Balance, December 31, 2002	3,500,000	3,500	31,500	(22,226)	12,774
Net loss for the year	-	-	-	(33,009)	(33,009)

Balance, December 31, 2003	3,500,000	3,500	31,500	(55,235)	(20,235)
Net loss for the year	-	-	-	(28,439)	(28,439)

Balance, December 31, 2004	3,500,000	$ 3,500	$ 31,500	$ (83,674)	$ (48,674)

Net loss for the period	-	-	-	(12,567)	(12,567)

Balance, March 31, 2005	3,500,000	$ 3,500	$ 31,500	$ (96,241)	$ (61,241)

F-5

JAVAKINGCOFFEE, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2005 and December 31, 2004

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompanying three months to March 31, 2005, interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Note 2 Continuance of Operations

The Company is in the business of improving the current status of existing coffee shops by providing training to make a full line of specialty coffee products and providing booklets on operating specialty coffee outlets.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2005, the Company has a working capital deficiency of $61,241, has not yet attained profitable operations and has accumulated losses of $96,241 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty of this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

During the three months ended December 31, 2004, the Company realized revenue from its operations and is no longer in the development stage.

Note 3 Due to Related Parties

The amount due to related parties consist of advances from directors of the Company and are unsecured, non-interest bearing and have no specific terms for repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our reports on Form 8-K.

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

In addition, our President, Chen (Jason) Wu, has continued to develop business contacts within China. As a result of Mr. Wu's efforts, the State Economic Trade Commission of China (the "SETC"), the Economic and Trade Commission of the Province of Jiangsu (the "ETCJ") and a private company known as the Hailan Group have each agreed to assist our efforts to seek prospective clients. Through these entities, we successfully obtained two consulting contracts. One contract is with Beijing CXSD Investment Co., Ltd. to build an American style specialty coffee shop and the other contract is with H&H Co., Ltd. to upgrade our current coffee shop to improve its look and feel to an American style.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Summary
Three Months Ended March 31
	2005	2004
Revenue	Nil	$Nil
Expenses	($12,567)	($5,244)
Net Income (Loss)	($12,567)	($5,244)

Revenues

As of March 31, 2005, we did not earn fees in exchange for providing our services to Beijing, CXSD and H&H, respectively. Under the extended terms of our agreement with Beijing, CXSD, we expect to receive aggregate fees in the amount of $5,000. Under the extended terms of our agreement with H&H, we expect to receive aggregate fees in the amount of $25,000.

Expenses

The major components of our expenses are outlined in the table below:

Three Months Ended March 31
	2005	2004
Marketing & Advertising	3000	$Nil
Office & Miscellaneous	911	$79
Professional Fees	7397	$5165
Registration & Filing Fees	1259	$Nil
Website Design & Maintenance	0	$Nil
Total Expenses	12,567	$5,244

Our expenses increased significantly during the three month period ended March 31, 2005 as the result of a promotional advertisement placed by us in "Trends Magazine," a fashion and lifestyle magazine published in China. We spent approximately $12,000 to place this advertisement.

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

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31
	2005	2004
Net Cash from (used in) Operating Activities	2,669	$(9,695)
Net Cash from Financing Activities	1,200	Nil
Net Increase (decrease) in Cash During Period	(1,469)	$(9,695)

We did not receive any funds in debt financing from our directors during the three month period ended March 31, 2005. We earned no revenues during our first fiscal quarter ended March 31, 2005 and we continue to have negative cash flows from our operations.

Working Capital

	At March 31, 2005	At Dec. 31, 2004
Current Assets	4,266	8,735
Current Liabilities	65,507	57,409
Working Capital Deficit	61,241	48,674

Our current liabilities at March 31, 2005 included $1200 payable to our directors for advances made by them to the Company. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

As of March 31, 2005, we had cash and cash equivalents of $4,266 and a working capital deficit of $61,241, an increase in our working capital deficit of 125% from December 31, 2004. It is the opinion of our management that our existing cash and cash equivalents will not be sufficient to meet our working capital requirements over the next twelve months. As such, we will require additional financing in order to continue our operations. Our directors, Messrs. Wu, Madanayake and Tony Castro, have executed a Memorandum of Understanding, pursuant to which they have agreed to advance up to $100,000, collectively, in additional capital to us if needed. Pursuant to this Memorandum of Understanding, when we are in need of cash, we can notify each of Messrs. Wu, Madanayake and Castro in writing and demand a loan. Depending upon each individual's personal financial condition at the time the demand is made, the individual in the better financial position may loan a greater proportion of the funds required than the others. In exchange for any advances made by Messrs. Wu, Madanayake and Castro, we will issue promissory notes evidencing our indebtedness. Although Messrs. Wu, Madanayake and Castro have agreed to advance us funds as described above, there is no assurance that they will be able to continue to provide us with sufficient financing in order to allow us to continue our operations. If Messrs. Wu, Madanayake and Castro are unable to provide us with necessary funds or if our funding needs are greater than the $100,000 they have agreed to loan us, then there is no assurance that we will be able to obtain alternate financing on terms favorable to us, if at all. If we are unable to obtain financing necessary to meet our obligations, our ability to continue as a going concern may be limited.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
10.1	Memorandum of Understanding among Chen (Jason) Wu, Udaya Madanayake and Tony Castro. (2)
10.2	Agreement between Beijing CXSD Investment Co., Ltd. and Javakingcoffee, Inc., dated April 30, 2004. (3)
10.3	Agreement between H&H Co. Ltd. and Javakingcoffee, Inc., dated August 26, 2004. (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Form SB-2 registration statement filed with the SEC on May 7, 2003.
(2)	Previously filed as an Exhibit to our Amendment No. 3 to our Form SB-2 registration statement filed with the SEC on March 29, 2004.
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-QSB for the period ending March 31, 2004 filed with the SEC on October 22, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVAKINGCOFFEE, INC.

Dated: May 13, 2005	By:	/s/ Chen (Jason) Wu
______________________________________
CHEN (JASON) WU
PRESIDENT

CERTIFICATIONS

I, Chen (Jason) Wu, President and Chief Executive Officer of Javakingcoffee, Inc. (the "Registrant"), certify that;

(1)	I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;
(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

(4)

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

(5)

The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: May 13, 2005
/s/ Chen (Jason) Wu
___________________________________
By:	Chen (Jason) Wu
Title:	President and Chief Executive Officer

CERTIFICATIONS

I, Udaya Madanayake, Chief Financial Officer and Treasurer of Javakingcoffee, Inc. (the "Registrant"), certify that;

(1)	I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;
(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

(4)

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

(5)

The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: May 13, 2005
/s/ Udaya Madanayake
___________________________________________
By:	Udaya Madanayake
Title:	Chief Financial Officer and Treasurer

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Chen (Jason) Wu, President and Chief Executive Officer of Javakingcoffee, Inc. (the "Company"), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)

the Quarterly Report on Form 10-QSB of the Company, for the fiscal quarter ended March 31, 2005, and to which this certification is attached as Exhibit 32.1 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Chen (Jason) Wu
________________________________________
Name:	Chen (Jason) Wu

Title:	President and Chief Executive Officer

Date:	May 13, 2005

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Form 10-QSB to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Form 10-QSB), irrespective of any general incorporation language contained in such filing.

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Udaya Madanayake, Chief Financial Officer and Treasurer of Javakingcoffee, Inc. (the "Company"), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)

the Quarterly Report on Form 10-QSB of the Company, for the fiscal quarter ended March 31, 2005, and to which this certification is attached as Exhibit 32.2 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Udaya Madanayake
Name:	Udaya Madanayake
Title:	Chief Financial Officer and Treasurer
Date:	May 13, 2005

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Form 10-QSB to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Form 10-QSB), irrespective of any general incorporation language contained in such filing.