Form 10QSB
period 2005-06-30
JAVAKINGCOFFEE INC
filed 2005-08-11
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
3,500,000 shares of common stock issued and outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

JAVAKINGCOFFEE, INC.

INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

SEE ACCOMPANYING NOTES

F1

JAVAKINGCOFFEE, INC.

INTERIM BALANCE SHEETS

June 30, 2005 and December 31, 2004

(Stated in US Dollars)

(Unaudited)

	June 30,	December 31,
ASSETS	2005	2004

Current
Cash and equivalents	$ 1,233	$ 2,375
Prepaid expense	-	6,000

	$ 1,233	$ 8,735

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 24,797	$ 13,809
Due to related parties - Note 3	50,139	43,600

	74,936	57,409

STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
250,000,000 common shares, par value $0.001 per share
Issued and outstanding:
35,000,000 common shares (December 31, 2004: 35,000,000)	35,000	35,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(108,703)	(83,674)

	(73,703)	(48,674)

	$ 1,233	$ 8,735

SEE ACCOMPANYING NOTES

F2

JAVAKINGCOFFEE, INC.

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue
Interest income	$ -	$ -	$ -	$ -
Sales	-	-	-	-

	-	-	-	-

Expenses
Marketing and advertising	3,000	-	6,000	-
Office and miscellaneous	33	-	944	79
Professional fees	9,429	3,841	16,826	9,006
Registration, filing fees and transfer agent	-	2,095	1,259	2,095
Website design and maintenance	-	-	-	-

	(12,462)	(5,936)	(25,029)	(11,180)

Net loss for the period	$ (12,462)	$ (5,936)	$ (25,029)	$ (11,180)

Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding	35,000,000	35,000,000	35,000,000	35,000,000

SEE ACCOMPANYING NOTES

F3

JAVAKINGCOFFEE, INC.

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	2005	2004

Cash flows used in operating activities
Net loss for the period	$ (25,029)	$ (11,180)
Adjustments to reconcile net loss to net cash used by operating activities
Prepaid expense	6,000	-
Accounts payable and accrued liabilities	10,988	(1,159)

Net cash used in operating activities	(8,041)	(12,339)

Cash flows provided from financing activities
Advances due to related parties	6,539	10,000

Net cash provided by financing activities	6,539	10,000

Decrease in cash during the period	(1,502)	(2,339)

Cash, beginning of the period	2,735	20,610

Cash, end of the period	$ 1,233	$ 18,271

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

F4

JAVAKINGCOFFEE, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from July 15, 2002 (Date of Incorporation) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total

Capital stock issued for cash - at $0.01	35,000,000	$ 35,000	$ -	$ -	$ 35,000
Net loss for the period	-	-	-	(22,226)	(22,226)

Balance, December 31, 2002	35,000,000	35,000	-	(22,226)	12,774
Net loss for the year	-	-	-	(33,009)	(33,009)

Balance December 31, 2003	35,000,000	35,000	-	(55,235)	(20,235)
Net loss for the year	-	-	-	(28,439)	(28,439)

Balance, December 31, 2004	35,000,000	35,000	-	(83,674)	(48,674)
Net loss for the period	-	-	-	(25,029)	(25,029)

Balance, June 30, 2005	35,000,000	$ 35,000	$ -	$ (108,703)	$ (73,703)

SEE ACCOMPANYING NOTES

F5

JAVAKINGCOFFEE, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompanying six months to June 30, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Note 2 Continuance of Operations

The Company is in the business of improving the current status of existing coffee shops by providing training to make a full line of specialty coffee products and providing booklets on operating specialty coffee outlets.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2004, the Company has a working capital deficiency of $73,703 and has accumulated losses of $108,703 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty of this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amount of and classification of liabilities that might be necessary in the even the Company cannot continue in existence.

Note 3 Due to Related Parties

The amount due to related parties consist of advances from directors of the Company, are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4 Subsequent Event

On July 14, 2005, the Company amended its Articles of Incorporation to change the name to Zingo, Inc. On July 14, 2005, the company also announced a forward stock split of its common stock on a 10 new for 1 old basis effective July 22, 2005. The number of shares, par value and additional paid-in capital have been retroactively restated to reflect this forward split. The name change and stock split have been approved by the Company's shareholders as of July 22, 2005.

F6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our reports on Form 8-K.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month and Six Month Summary
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenue	Nil	Nil	Nil	Nil
Expenses	($12,462)	($5,936)	($25,029)	($11,180)
Net Income (Loss)	($12,642)	($5,936)	($25,029)	($11,180)

Revenues

As of June 30, 2005, we did not earn fees in exchange for providing our services to Beijing, CXSD and H&H, respectively. Under the extended terms of our agreement with Beijing, CXSD, we expect to receive aggregate fees in the amount of $5,000. Under the extended terms of our agreement with H&H, we expect to receive aggregate fees in the amount of $25,000.

Expenses

The major components of our expenses are outlined in the table below:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Marketing & Advertising	$3,000	$0	$6,000	$0
Office & Miscellaneous	$33	$0	$944	$79
Professional Fees	$9,429	$3,841	$16,826	$9,006
Registration & Filing Fees	$0	$2,095	$1,259	$2,095
Website Design & Maintenance	$0	$0	$0	$0
Total Expenses	$12,462	$5,936	$25,029	$11,180

Our expenses increased significantly during the three month period ended June 30, 2005 as the result of a promotional advertisement placed by us in "Trends Magazine," a fashion and lifestyle magazine published in China. We spent approximately $12,000 to place this advertisement.

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

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30
	2005	2004
Net Cash from (used in) Operating Activities	($8,041)	($12,339)
Net Cash from Financing Activities	$6,539	$10,000
Net Increase (decrease) in Cash During Period	($1,502)	($2,339)

We did not receive any funds in debt financing from our directors during the three month period ended June 30, 2005. We earned no revenues during our first fiscal quarter ended June 30, 2005 and we continue to have negative cash flows from our operations.

Working Capital

	At June 30, 2005	At Dec. 31, 2004
Current Assets	$1,233	$8,735
Current Liabilities	$74,936	$57,409
Working Capital Deficit	($73,703)	$48,674

Our current liabilities at June 30, 2005 included $50,139 payable to our directors for advances made by them to the Company. These advances are unsecured, non-interest bearing and have no specific terms for repayment.

As of June 30, 2005, we had cash and cash equivalents of $1,233 and a deficit of $108,703. It is the opinion of our management that our existing cash and cash equivalents will not be sufficient to meet our working capital requirements over the next twelve months. As such, we will require additional financing in order to continue our operations. Our directors, Messrs. Wu, Madanayake and Tony Castro, have executed a Memorandum of Understanding, pursuant to which they have agreed to advance up to $100,000, collectively, in additional capital to us if needed. Pursuant to this Memorandum of Understanding, when we are in need of cash, we can notify each of Messrs. Wu, Madanayake and Castro in writing and demand a loan. Depending upon each individual's personal financial condition at the time the demand is made, the individual in the better financial position may loan a greater proportion of the funds required than the others. In exchange for any advances made by Messrs. Wu, Madanayake and Castro, we will issue promissory notes evidencing our indebtedness. Although Messrs. Wu, Madanayake and Castro have agreed to advance us funds as described above, there is no assurance that they will be able to continue to provide us with sufficient financing in order to allow us to continue our operations. If Messrs. Wu, Madanayake and Castro are unable to provide us with necessary funds or if our funding needs are greater than the $100,000 they have agreed to loan us, then there is no assurance that we will be able to obtain alternate financing on terms favorable to us, if at all. If we are unable to obtain financing necessary to meet our obligations, our ability to continue as a going concern may be limited.

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

JAVAKINGCOFFEE, INC.

Dated: August 2, 2005	By:	/s/ Chen (Jason) Wu
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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 2, 2005
/s/ Chen (Jason) Wu
___________________________________
By:	Chen (Jason) Wu
Title:	President and Chief Executive Officer

CERTIFICATIONS

I, Udaya Madanayake, Chief Financial Officer and Treasurer of Javakingcoffee, Inc. (the "Registrant"), certify that;

(1)	I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;
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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 2, 2005
/s/ Udaya Madanayake
___________________________________________
By:	Udaya Madanayake
Title:	Chief Financial Officer and Treasurer

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

(i)

the Quarterly Report on Form 10-QSB of the Company, for the fiscal quarter ended June 30, 2005, and to which this certification is attached as Exhibit 32.1 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Chen (Jason) Wu
________________________________________
Name:	Chen (Jason) Wu

Title:	President and Chief Executive Officer

Date:	August 2, 2005

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

(i)

the Quarterly Report on Form 10-QSB of the Company, for the fiscal quarter ended June 30, 2005, and to which this certification is attached as Exhibit 32.2 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Udaya Madanayake
Name:	Udaya Madanayake
Title:	Chief Financial Officer and Treasurer
Date:	August 2, 2005

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