Form 10QSB
period 2005-09-30
ZINGO, INC
filed 2005-11-18
CIK 1230524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the quarterly period ended September 30, 2005
                                ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

                        For the transition period from to
                        ---------------------------------

                        Commission File Number 000-50693
                                   ----------


                                   ZINGO, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


          Nevada                                    71-0915828
----------------------------------       -----------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada                                      89110
-----------------------------------------     -------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code: 877-779-4646
                                                -------------


-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of November 17, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                                   ZINGO, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
PART I.  FINANCIAL INFORMATION

ITEM I - Unaudited Financial
         Statements

  Balance Sheets as of September 30,
  2005(Unaudited) and December 31, 2004 (Audited)                             2


  Statements  of  Operations  for the Three and Nine Months
  Ended  September  30, 2005 and 2004 and from  inception  (November  24,
  2004) to September 30, 2005 (Unaudited)                                     3

  Statement of Stockholders' Deficit for the period January
  1, 2004 to December 31, 2004 (Audited), and for the nine months
  ended September 30, 2005 (Unaudited)                                        4


  Statements  of Cash  Flows  for  the  Nine  Months  Ended
  September 30, 2005 and 2004 and from inception (November 24, 2004)
  to September 30, 2005 (Unaudited)                                           5

  Notes to Financial Statements                                               6

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.                                                          8

ITEM 3 - Controls and Procedures.                                             9


PART II. OTHER INFORMATION

ITEM 4 - Submission of Matters to Vote of Security Holders.                  10

ITEM 6 - Exhibits                                                            10


EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002

                                   ZINGO, INC.
                          (A Development Stage Company)

                             FINANCIAL STATEMENTS

                               September 30, 2005

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

A Development Stage Company

BALANCE SHEETS


                                                                                    (Unaudited)
                                                                                   September 30,       December 31,
ASSETS                                                                                 2005                2004
---------------------------------------------------------------------------------------------------------------------
Current assets:

  Cash                                                                          $        3,140         $    2,735
  Accounts receivable                                                                    8,026                  -
  Inventories                                                                           44,791                  -
  Prepaid expenses                                                                       9,680              6,000
                                                                                -------------------- ------------------
           Total current assets                                                         65,637              8,735


Property and equipment, net                                                             39,008                  -

Other assets                                                                            40,229                  -
                                                                                -------------------- ------------------
                                                                                 $     144,874        $     8,735
                                                                                ==================== ==================

LIABILITIES AND DEFICIT
---------------------------------------------------------------------------------------------------------------------
Current liabilities:

  Accounts payable and accrued expenses                                          $      88,659        $    13,809
  Due to related party                                                                 520,452             43,600
                                                                                -------------------- ------------------
           Total current liabilities                                                   609,111             57,409

Stockholders' deficit
  Common stock,  $.001 par value, 250,000,000 shares authorized, 3,500,000 shares issued and outstanding at December 31, 2004, 11,500,000
  shares issued and outstanding at September 30, 2005                                  115,000             35,000

Liabilities in excess of par value                                                    (163,359)                 -

Deficit accumulated during the development stage                                      (415,878)           (83,674)
                                                                                -------------------- ------------------
                                                                                      (464,237)           (48,674)
                                                                                -------------------- ------------------
                                                                                 $     144,874        $     8,735
                                                                                ==================== ==================


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

A Development Stage Company

STATEMENT OF OPERATIONS

                                        (unaudited)    (unaudited)      (unaudited)     (unaudited)          (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                        Three months ended                   Nine months ended            November 24, 2004
                                            September 30,                       September 30,                 through
                                        2005             2004              2005             2004         September 30, 2005
                                  ----------------- ---------------- ----------------- ---------------- ----------------------
Sales                             $      12,784                       $      40,761                        $      57,305
Cost of sales                            17,074               -              58,688                -              81,626
                                  ----------------- ---------------- ----------------- ---------------- ----------------------
   Gross profit (loss)            $      (4,290)    $         -       $     (17,927)    $          -       $     (24,321)

General and administrative              158,904               -             339,659                -             391,557
                                  ----------------- ---------------- ----------------- ---------------- ----------------------
  (Loss) from operations               (163,194)              -            (357,586)               -            (415,878)

Other income (expense)                        -               -                   -                -                   -

                                  ----------------- ---------------- ----------------- ---------------- ----------------------

Net (loss)                        $    (163,194)    $         -       $    (357,586)    $          -       $    (415,878)
                                  ================= ================ ================= ================ ======================

Net (loss) per share              $           -     $         -       $       (0.01)    $          -

Weighted shares outstanding          75,000,000      35,000,000          58,000,000       35,000,000

SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

A Development Stage Company

STATEMENT OF STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Deficit
                                                                            Liabilities         accumulated
                                                                             in excess           during the
                                                Shares       Par value     of par value      development stage         Total
                                             -------------- ------------- ---------------- ----------------------- -------------
Balance January 1, 2004                         35,000,000  $    35,000    $         -       $        (20,235)      $    14,765
Net loss for the year ended
  December 31, 2004                                      -            -              -                (63,439)          (63,439)
                                             -------------- ------------- ---------------- ----------------------- -------------
Balance December 31, 2004                       35,000,000       35,000              -                (83,674)          (48,674)

Record issuance of stock (unaudited)            80,000,000       80,000       (163,359)                25,382           (57,977)
Net loss for the nine months ended

  September 30, 2005 (unaudited)                         -            -              -               (357,586)         (357,586)
                                             -------------- ------------- ---------------- ----------------------- -------------

Balance September 30, 2005                     115,000,000   $  115,000    $   (163,359)     $       (415,878)     $   (464,237)
                                             ============== ============= ================ ======================= =============


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

A Development Stage Company

STATEMENT OF CASH FLOWS

                                                                         (unaudited)      (unaudited)          (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Inception
                                                                             Nine months ended              November 24, 2004
                                                                                 September 30,                 through
                                                                            2005             2004         September 30, 2005
                                                                       ---------------- ---------------   ----------------------
Cash Flows from Operating Activities

Net (loss)                                                              $   (357,586)    $        -           $    (415,878)
Depreciation                                                                   1,775              -                   1,775
Increase in accounts receivable                                               (2,330)             -                  (8,026)
Increase in inventories                                                      (25,888)             -                 (44,791)
Increase in prepaid expenses                                                  (2,043)             -                  (9,680)
Increase in accounts payable and accrued expenses                              1,686              -                  14,955
                                                                       ---------------- ---------------   -----------------------
      Net cash (applied to) operating activities                            (384,386)             -                (461,645)

Cash Flows from Investing Activities
Purchase of property and equipment                                           (10,437)             -                 (15,459)
Increase in other assets                                                     (40,229)             -                 (40,229)
                                                                       ---------------- ---------------   -----------------------
      Net cash (applied to) financing activities                             (50,666)             -                 (55,688)


Cash Flows from Financing Activities
Purchase of stock                                                                  -                                     20
Cash provided by parent Company                                              437,256                                520,453
                                                                       ---------------- ---------------   -----------------------
      Net cash provided by financing activities                              437,256              -                 520,473
                                                                       ---------------- ---------------   -----------------------

Increase in cash                                                               2,204              -                   3,140

Cash at beginning of period                                                      936              -                       -
                                                                       ---------------- ---------------   -----------------------

Cash at end of period                                                   $      3,140      $       -            $      3,140
                                                                       ================ ===============   =======================

Supplemental disclosures of non cash transactions
Liabilities assumed in excess of assets acquired                        $     73,703      $       -            $     73,703

  Assets contributed for capital                                        $         -       $         -          $     25,324


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

Note 1. Financial Statement Presentation
The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended December 31, 2004 as filed with the Securities Exchange Commission on March 15, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

Note 2. Going Concern
The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist.
The Company has incurred significant operating losses since inception. These operating losses have been funded by its parent. There are no guarantees that the parent company will continue to provide the necessary funding or whether the Company will be able to raise the capital required from other sources. Additionally, the lack of capital may limit the Company's ability to establish a viable business.

Note 3. History and business combination
Zingo, Telecom, Inc. (the Company) was incorporated on July 15, 2002   under the
laws of the State of Nevada  under   the    name "Titan Web Solutions, Inc." The
Company changed is name to JavaKingCoffee Inc. in August 2003.

Effective August 8, 2005, the Company entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, which was a wholly owned subsidiary of Hybrid Technologies, Inc. (Hybrid). The transaction was completed on August 19, 2005 by the issuance of 80,000,000 shares (69.56%) of the Companies stock in exchange for all of the outstanding shares of WhislerTel's common stock.

The business combination has been accounted for as a reverse acquisition as Hybrid has acquired sufficient stock to control the Company. As a reverse acquisition, the capital structure, i.e. common stock remains in existence, but the reported historical operations and accumulated deficit are those of WhistlerTel.

WhistlerTel, Inc. was organized in November, 2004. The Company offers telecommunication services to businesses and personal residences through "Voice Over Internet Protocol" (VOiP) technology. The VOiP system is developed to provide voice communication through your computer via the Internet. The system requires high speed broadband internet access.

The Company considers itself in the development stage as sales have not reached significant levels.

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

Note 3. History and business combination -continued

The following proforma balance sheet gives effect to the transactions as if it had occurred December 31, 2004.

                                                                                  pro-forma
                                                               As reported       adjustments       Pro-forma
                                                             ---------------- ------------------ ---------------
      Current assets                                          $      8,735      $      30,879     $     39,614
      Property and equipment, net                                        -             38,454           38,454
      Other assets                                                       -              3,433            3,433
                                                             ---------------- ------------------ ---------------
                                                              $      8,735      $      72,766     $     81,501
                                                             ================ ================== ===============

      Current liabilities                                     $     57,409      $     105,794     $    163,203

      Stockholder's (deficit
        Common stock                                                35,000             80,000          115,000
        Liabilities in excess of par value                               -           (138,410)        (138,410)
        Deficit accumulated during the
          development stage                                        (83,674)            25,382          (58,292)
                                                             ---------------- ------------------ ---------------
                                                                   (48,674)           (33,028)         (81,702)
                                                             ---------------- ------------------ ---------------
                                                              $      8,735      $      72,766      $    81,501
                                                             ================ ================== ===============

The following proforma statements of operations gives effect to the transaction as if it had occurred as of the start of the periods presented.

      Nine months ended September 30, 2004
                                                                                   pro-forma
                                                                As reported       adjustments        Pro-forma
                                                             ------------------ ----------------- -----------------
      Revenues                                               $             -      $    18,607      $       18,607
      Costs and expenses                                                   -          (54,369)            (54,369)
                                                             ------------------ ----------------- -----------------
      Net (loss)                                             $             -      $   (35,762)     $      (35,762)
                                                             ================== ================= =================

      Nine months ended September 30, 2005
                                                                                   pro-forma
                                                                As reported       adjustments        Pro-forma
                                                             ------------------ ----------------- -----------------
      Revenues                                                $       40,761     $        -        $       40,761
      Costs and expenses                                            (398,347)       (12,657)             (411,004)
                                                             ------------------ ----------------- -----------------
      Net (loss)                                              $     (357,586)    $  (12,657)       $     (370,243)
                                                             ================== ================= =================

Note 4.  Capital stock
During the quarter ended September 30, 2005, The Company announces a ten for one stock split. All information related to the number of shares or per share information has been adjusted to reflect this stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect,
future,   intend  and  similar  expressions  to  identify  such  forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

INTRODUCTION

Zingo, Inc. (the "Company", "we", or "us") was incorporated on July 15, 2002 under the laws of the State of Nevada under the name "Titan Web Solutions, Inc." On August 18, 2003, we changed our name to "Javakingcoffee, Inc."

We had been engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005. On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc. ("Whistlertel"), a Nevada corporation, which was formerly a wholly-owned subsidiary of Hybrid Technologies, Inc. On August 19, 2005, we completed the acquisition of Whistlertel in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance. Through our Whistlertel subsidiary we offer telecommunications services to business and residential customers utilizing VoIP technology. We plan to focus our efforts in many parts of the globe where the area is equipped broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system.

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

We incurred a net loss of $163,194 the three months ended September 30, 2005, which included general and administrative costs of $158,904. For the nine months ended September 30, 2005, we incurred a net loss of $357,586, including general and administrative expenses of $339,659.

We had sales of $40,761 and $12,784, respectively, for the nine and three month periods ended September 30, 2005. Our gross loss on our sales for these nine and three month periods was $17,927 and $4,290, respectively. Our net loss for the nine month period ended September 30, 2005 increased from the comparative period in fiscal 2004 (from $-0- in 2004 to $357,586 in 2005). This was primarily due to the acquisition of Whistlertel in 2005, resulting in an increase in administrative costs from $-0- in 2004 to $339,659 in 2005.

PLAN OF OPERATION

During the period since inception on November 24, 2004 to September 30, 2005, we have incurred operating losses aggregating $415,878. At September 30, 2005, we had a working capital deficiency of $543,474 and a stockholders' deficit of $464,237.

As of the period immediately preceding filing this report, we had approximately 860 subscribers, and now have just over 900 subscribers, an increase from approximately 150 subscribers three months ago. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. We have initiated an aggressive marketing campaign on the Internet, and will be adding TV advertising this month.

However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of September 30, 2005, we had cash on hand of $3,140. Our liabilities at the same date totaled $609,111.

Commercial Initiatives

         Our immediate focus is Central and Latin America, Europe and developed countries in Asia. We have approximately 900 customers. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.


5.2     Liquidity and Capital Resources

           Since our incorporation, we have financed our operations almost exclusively through the sale of our common shares to investors and through advances from our directors. We expect to finance operations through the sale of equity or advances from our major stockholder, Hybrid Technologies, Inc., in the foreseeable future as we do not receive significant revenue from our current business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

              During the period ended September 30, 2005, we received $437,256 in advances from related parties.

         At September 30, 2005, we had $3,140 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

         Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.


Item 3. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.


     (a) On July 14, 2005, our board of directors approved an amendment to our Articles of Incorporation to change the name of our company from "Javakingcoffee, Inc." to "Zingo, Inc." We obtained shareholder approval for the name change by written consent on July 15, 2005, from shareholders holding a majority of the issued and outstanding shares.

     (c) Shareholders holding 2,000,000, or 57.14%, of the 3,500,000 issued and outstanding shares of our common stock approved the proposal to amend the Articles of Incorporation for the name change. The following is the result of stockholder action on the proposals to change the Company's name:


                           Abstentions/
Proposal                  Shares in Favor      Shares Against   Broker Nonvotes

Change of Name             2,000,000                 --                --
From Javakingcoffee,
Inc. to Zingo, Inc.


Item 6. Exhibits


Ex 31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.


Ex 32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Zingo, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Chief Executive Officer and
                                             Principal Financial Officer)
                                             Dated: November 18 , 2005