Form 10KSB
period 2005-12-31
ZINGO, INC
filed 2006-03-31
CIK 1230524

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended December 31, 2005
                                ----------------
[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the transition period from                 to
                                         ------------   -------------------

COMMISSION FILE NUMBER:          000-50693
                            ------------------

                                   ZINGO, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                NEVADA                        71-0915828
-----------------------------------------     ---------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada                             89110
-----------------------------------------     ---------------------------------
(Address of principal executive offices)      (Zip Code)

(877) 779-4646
-----------------------------------------
Issuer's telephone number

Securities registered under
Section 12(b) of the Exchange Act:  NONE

Securities registered under
Section 12(g) of the Exchange Act:  COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State issuer's revenues for its most recent fiscal year:  $105,637


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $31,010,000 based on the closing price for our shares of common stock of $8.86 on March 29, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 115,000,000 shares of common stock as at March 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I



                    NOTE REGARDING FORWARD LOOKING STATEMENTS
        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.


ITEM 1. DESCRIPTION OF BUSINESS.

Background
----------

  We were incorporated on July 15, 2002 under the laws of the State of Nevada under the name Titan Web Solutions, Inc. On August 18, 2003, we changed our name to Javakingcoffee, Inc., and on July 15, 2005 changed our name to Zingo, Inc. We had operated our business with the objective of offering a full range of business consulting services in the retail specialty coffee business in China. We changed the nature of our planned business on August 19, 2005, when we completed the acquisition of Whistlertel, formerly a wholly-owned subsidiary of Hybrid Technologies, Inc. ("Hybrid Technologies"), in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance. Whistlertel was engaged in providing highly reliable and advanced telecommunications services through a VoIP system that utilizes the Internet. Hybrid Technologies is a publicly traded company that is involved in the development and marketing of electric powered vehicles and products.

 Our principal executive office is located at 420 N Nellis Blvd Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is
(877) 779-4646.


         Liquidity and Capital Resources

      As of March 31, 2006, we had cash on hand of $ 517,500. During the our fiscal year ended December 31, 2005, we have incurred operating losses totaling $958,776. On December 31, 2005, we had a working capital deficiency of $1,038,338 and a stockholders' deficit of $958,120.


         We had 115,000,000 shares of common stock issued and outstanding as of March 30, 2006. Our common stock is traded on the OTC Bulletin Board. On July 22, 2005, we effected a ten-for-one forward split of our outstanding common stock.


General
--------

         We are a development stage technology company. With the acquisition of our Whistlertel (now Zingotel) subsidiary, we are engaged in providing highly reliable and advanced telecommunications services through our VoIP system that utilizes the Internet.

Our Telecommunications Operations
---------------------------------

         We  offer  telecommunications  services  to  business  and  residential customers utilizing VoIP technology. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. Our telecommunications operations are conducted through our subsidiary, ZingoTel, Inc.. We plan to focus our efforts in many parts of the globe where the area is equipped with broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system. The immediate focus is Central and Latin America, Europe and developed countries in Asia.

         We have approximately 2000 customers. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Our VoIP Technology

         VoIP uses a standard Internet connection to place phone calls, bypassing the telephone company network entirely. Major carriers like AT&T are already setting up VoIP calling plans in several markets around the United States, and the FCC is looking seriously at the potential ramifications of VoIP service.


     In contrast to circuit switching that has been used by telephone networks for more than 100 years, data networks simply send and retrieve data as needed. And, instead of routing the data over a dedicated line, the data packets flow through a network along thousands of possible paths. This is called packet switching, where the sending computer chops data into small packets, with an address on each one telling the network devices where to send them, and sends the packet to a nearby router, which sends the packet to another router that is closer to the recipient computer, and so on. When the receiving computer finally gets the packets (which may have all taken completely different paths to get there), it uses instructions contained within the packets to reassemble the data into its original state. Packet switching allows several telephone calls to occupy the amount of space occupied by only one in a circuit-switched network.

     Reliability issues with VoIP include: o First of all, VoIP is dependent on wall power.

o Many home systems may be integrated into the phone line. Digital video recorders, digital subscription TV services and home security systems all use a standard phone line to operate. There is currently no way to integrate these products with VoIP.

o For emergency 911 calls there is no way to associate a geographic location with an IP address. There is no way to know which call center to route the emergency call to and which EMS should respond.

o Because VoIP uses an Internet connection, it is susceptible to all the problems normally associated with home broadband services. These factors will affect call quality:

         -      Latency

         -      Jitter

         -      Packet loss


         Phone conversations can become distorted, garbled or lost because of transmission errors. VoIP is susceptible to worms, viruses and hacking.

o All phone calls are subject to the limitations of normal computer issues.

     We sell an analog telephone adaptor (ATA) that allows the user to connect a standard phone to his Internet connection for use with VoIP. The ATA is an analog-to-digital converter. It takes the analog signal from a traditional phone and converts it into digital data for transmission over the Internet.

Linksys is our equipment supplier for ATA's and small business solution products and we are an approved purchaser for Linksys IP telephony products, pursuant a service provider agreement providing for terms and conditions of purchase and web site marketing.

     We also sell IP Phones. These specialized phones look just like normal phones with a handset, cradle and buttons but instead of having the standard phone connectors, IP phones have an Ethernet connector. IP phones connect directly to a router and have all the hardware and software necessary to handle the IP call.

     When a call is placed using VoIP, a request is sent to the soft switch asking which endpoint is associated with the dialed phone number and what that endpoint's current IP address is. Once the IP address is found, an exchange of data between the two endpoints can take place. We use the SIP (Session
Initiation) protocol, developed specifically for VoIP applications, for this communication.

     We offer monthly rate plans structured like cell phone plans for $14.95 per month for home use. On the business end, we offer unlimited plans for $49.95.


Our VoIP plans include:

o        Caller ID

o        Call waiting

o        Call transfer

o        Repeat dial

o        Return call

o        Three-way calling

There are also advanced call-filtering options available. These features use caller ID information to allow the user make a choice about how calls from a particular number are handled. The user can: o Forward the call to a particular number

o        Send the call directly to voicemail

o        Give the caller a busy signal

With our VoIP service, the user can specify a stutter dial tone and can also check voicemail via the Web or have .WAV file messages attached to an e-mail sent to his computer or handheld.


Regulatory Matters

     Internet-related regulatory policies are continuing to develop. For example, the FCC could subject certain services offered by ISPs to regulation as telecommunications services. Among other things, the FCC could decide to
regulate  voice  services   provided  over  the  Internet,   such  as  VoIP,  as
"telecommunications" or a "telecommunications service" even though Internet access itself might not be regulated. Such a decision could result in our being subject to universal service fees, access fees and other fees imposed on regulated telecommunications providers as well as heightened costs of regulatory compliance. We could be adversely affected by any regulatory change that would result in the imposition of access charges on ISPs because this would substantially increase the cost of using the Internet.

     State public utility commissions generally have declined to regulate enhanced or information services. However, some state commissions continue to review potential regulation of these services. There can be no assurance that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

Internet Taxation

     The Internet Tax Non-Discrimination Act, which was passed by Congress in November 2004 and signed into law in December 2004, renewed and extended until November 2007 a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium had previously expired in November 2003. As with the preceding Internet Tax Freedom Act, "grandfathered" states which taxed Internet access prior to October 1998 may continue to do so. Certain states have enacted various taxes on Internet access and/or electronic commerce, and selected states' taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested, and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services and could materially adversely affect our business.


Competition
-----------

         Our telecommunications services also face substantial competition from other companies which provide VoIP services, most of which have significantly greater financial resources than we do. VoIP services are available from a wide range of companies including cable companies, long-distance companies, national VoIP providers and regional service providers.


Employees
---------

         As of the date of this report, we have 19 employees. We employ four consultants.


Research and Development Expenditures
-------------------------------------

         We incurred no research and development expenditures in our fiscal years ended December 31, 2004 and 2005.


Patents and Trademarks
----------------------

         The Company does not own, either legally or beneficially, any patents or trademarks.


Risk Factors
------------

         You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE ARE A DEVELOPMENT STAGE BUSINESS

         We have had minimal revenues from our telecommunication operations. As of December 31, 2005, we had cash on hand of $604. During the our fiscal year ended December 31, 2005, we have incurred operating losses totaling $958,776. On December 31, 2005, we had a working capital deficiency of $1,038,338 and a stockholders' deficit of $958,120. We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

         Our current operating funds are less than necessary for planned marketing efforts for our products, and therefore we will need to obtain additional financing in order to complete our business plan. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

         Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain.

We may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet communications services.

     The market for Internet and telecommunications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on developing and evaluating technologies and applications associated with VoIP services. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs which would adversely affect our revenues.


OUR TELECOMMUNICATIONS SERVICE OFFERINGS MAY FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS.


     We operate in the Internet services market, which is extremely competitive. Current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. Competition is likely to continue increasing, particularly as large diversified telecommunications companies continue to provide VoIP services.

     Because we operate in a highly competitive environment, the number of subscribers we are able to add may decline, the cost of acquiring new customers through our own sales and marketing efforts may increase, and/or the number of customers who discontinue the use of our service (churn) may increase.


SERVICE INTERRUPTIONS OR IMPEDIMENTS COULD HARM OUR BUSINESS.

     Harmful software programs. The networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted.

Security breaches. We depend on the security of our third-party telecommunications service providers. Unauthorized or inappropriate access to, or use of, these networks could potentially jeopardize the security of confidential information of our customers and of third parties. so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party network providers may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

     Natural disaster or other catastrophic event. Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. Interruptions in our services could have a material adverse effect on our ability to provide VoIP services to our customers and, in turn, on our business, financial condition and results of operations.

     Network infrastructure. We may experience increases in our telecommunications usage that exceed our available telecommunications capacity. As a result, users may be unable to register or log on to use our services, may experience a general slow-down in their Internet connection or may be disconnected from their sessions. Inaccessibility, interruptions or other limitations on the ability of customers to access our services due to excessive user demand, or any failure of our network to handle user traffic, could have a material adverse effect on our reputation.


GOVERNMENT REGULATIONS COULD FORCE US TO CHANGE OUR BUSINESS PRACTICES.

     Changes in the regulatory environment regarding the Internet could cause our revenues to decrease and/or our costs to increase. The FCC, however, is examining voice services (such as VoIP). As a result, we could become subject to FCC and state regulation. The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. Future federal and state laws imposing taxes on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.


ITEM 2.     DESCRIPTION OF PROPERTY.

Our mailing address is 420 N. Nellis Blvd., Suite A3-146, Las Vegas, Nevada 89110, for which we pay $11.00 per month, on a month to month basis.

We also have an office at 2929 East Commercial Blvd., Suite 610, Fort Lauderdale, Florida. We leased this office, which has 1993 square feet, commencing January 1, 2006, for a period of 14 months at a monthly rental of $3314.46.

ITEM 3.     LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2005.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.


As of December 31, 2005, there were approximately 215 record owners of the Company's common stock. The Company's common stock started quoting for trade on December 1, 2004 on the National Association of Securities Dealers OTC Bulletin Board. Our Common Stock trades under the symbol "ZNGO.OB". Bid quotations for the common stock commenced September 1, 2005.


Period                                     High                       Low
------                                     ----                       ---
September 1 to September 30, 2005         $5.54                      $.50
October 1 to December 31, 2005            $6.35                      $2.28

January 1 to March 29, 2006               $8.86                      $5.25


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

Recent Sales of Unregistered Securities
----------   ------------------    -----------   ------------     --------------
Date         Title and Amount      Purchasers      Principal      Total Offering
                                                  Underwriter         Price
                                                                   /Underwriting
                                                                      Discounts
----------   ------------------    -----------   -------------    --------------


August 19,    80,000,000 shares     Hybrid            NA              $-0-/NA
2005          common stock issued   Technologies,
              to Hybrid             Inc.
              Technologies, Inc.
              in connection with
              the acquisition of
              all of the outstanding
              stock of WhistlerTel,
              Inc., a subsidiary
              of Hybrid Technologies,
              Inc.
---------     ------------------   -----------   -------------    --------------

Securities Authorized for Issuance under Equity Compensation Plans


         The following table sets forth as of December 31, 2005 information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

---------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation
                                                                                          plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans
approved by security holders                -0-                         --                           -0-
------------------------------- ---------------------------- ---------------------------- -------------------------

Equity compensation plans not
approved by security holders                -0-                         --                           -0-
------------------------------- ---------------------------- ---------------------------- -------------------------

Total                                       -0-                         --                           -0-
------------------------------- ---------------------------- ---------------------------- -------------------------

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

INTRODUCTION

The Company was incorporated on July 15, 2002, under the laws of the State of Nevada under the name "Titan Web Solutions, Inc." On August 18, 2003, we changed our name to "Javakingcoffee, Inc." Our name was changed to Zingo, Inc. on July 15, 2005.

We had been engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005. On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc., a Nevada corporation, which was formerly a wholly-owned subsidiary of our majority stockholder, Hybrid Technologies. On August 19, 2005, we completed the acquisition of this subsidiary in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance to Hybrid Technologies. Through this subsidiary (now renamed ZingoTel, Inc.) we offer telecommunications services to business and residential customers utilizing VoIP technology. We plan to focus our efforts in many parts of the globe where the area is equipped broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system.

Results Of Operations for the Year Ended December 31, 2005

We incurred a net loss of $958,120 the year ended December 31, 2005. We have incurred losses since inception through December 31, 2005, of $983,915.

2005 COMPARED WITH 2004

We incurred a net loss of $958,120 in the year ended December 31, 2005, which included general and administrative costs of $873,831.

We had sales of $105,637 in the year ended December 31, 2005, as compared with $23,148 in 2004. Our gross loss on our sales for 2005 was $84,945, and for 2004, $25,938. Our net loss increased in 2005 from 2004 primarily due to an increase in administrative costs from $23,005 in 2004 to $873,831 in 2005.

PLAN OF OPERATION

During the period since commencement of business on November 24, 2004 to December 31, 2005, we have incurred operating losses aggregating $983,915. At December 31, 2005, we had a working capital deficiency of $1,038,338 and a stockholders' deficit of $983,915.

We have approximately 2000 subscribers. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. We have initiated an aggressive marketing campaign on the Internet, and will be adding TV advertising.

However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of March 31 , 2006, we had cash on hand of $ 517,500. Our liabilities at December 31, 2005, totaled $1,101,275.

Commercial Initiatives

         Our immediate focus is Central and Latin America, Europe and developed countries in Asia. We have approximately 2000 customers. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.


5.2     Liquidity and Capital Resources

           Since our incorporation, we have financed our operations almost exclusively through the sale of our common shares to investors and through advances from our directors. We expect to finance operations through the sale of equity or advances from our major stockholder, Hybrid Technologies, in the foreseeable future as we do not receive significant revenue from our current business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

           As of December 31, 2005, we had received approximately $1,036,000 in advances from our principal stockholder, Hybrid Technologies, including approximately $982,000 in the year ended December 31, 2005. Without such funding, we could not stay in business.


         At March 31, 2006, we had $ 517,500 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

         Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

ITEM 7. FINANCIAL STATEMENTS.











                                   ZINGO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2005

                                   Zingo, Inc.
                          (A Development Stage Company)

                          Index to Financial Statements


Report of Independent Registered Accounting Firm                             14

Consolidated Balance Sheet as of December 31, 2005                           15


Consolidated Statements of Operations for the year ended December 31, 2005
and for the two months ended December 31, 2004.                              16


Consolidated Statement of stockholders' (deficit) for the
year ended December 31, 2005                                                 17

Consolidated  Statement  of cash flows for the year ended
December 31, 2005 and for the two months ended December 31, 2004             18


Notes to the financial statements                                            19

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Zingo, Inc.

We have audited the accompanying consolidated balance sheets of Zingo, Inc. (formerly JavaKingCoffee, Inc.) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for December 31, 2005 and the two months ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Zingo, Inc. as of December 31, 2005 and the results of operations and cash flows for December 31, 2005 and the two months ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $958,120 as of December 31, 2005. At December 31, 2005, current liabilities exceeded current assets by $1,038,338 and total liabilities exceeded total assets by $958,120. These factors, and others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Mason Russell West, LLC
Littleton, CO
March 28, 2006

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                                                                            December 31,
ASSETS                                                                                                          2005
----------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                                    $             604
  Accounts receivable, net of allowance for
       doubtful accounts of  $2,465                                                                                   5,585
  Inventories                                                                                                        11,541
  Prepaid expenses                                                                                                   45,207
                                                                                                         --------------------
           Total current assets                                                                                      62,937


Property and equipment, net                                                                                          39,458

Other assets                                                                                                         40,760
                                                                                                         --------------------
                                                                                                          $         143,155
                                                                                                         ====================


LIABILITIES AND DEFICIT
-----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                                        $         52,357
  Accrued expenses                                                                                                  10,591
  Deferred revenues                                                                                                  2,065
  Due to related party                                                                                           1,036,262
                                                                                                         --------------------
           Total current liabilities                                                                             1,101,275

Stockholders' deficit
  Common   stock, $.001 par value,  250,000,000
           shares authorized, 35,000,000 shares issued and
           outstanding  at December  31,  2004,  115,000,000
           shares issued and outstanding at December 31, 2005                                                       115,000
Par value in excess of assets received                                                                             (89,205)
Accumulated deficit                                                                                               (983,915)
                                                                                                         --------------------
                                                                                                                 (958,120)
                                                                                                         --------------------
                                                                                                          $       143,155
                                                                                                         ====================


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          Two months
                                                                                          Year ended          ended
                                                                                          December 31,     December 31,
                                                                                              2005             2004
-------------------------------------------------------------------------------------------------------------------------
Sales                                                                                  $      105,637      $     23,148
Cost of sales                                                                                 190,582            25,938
                                                                                        ----------------- ----------------
   Gross profit (loss)                                                                        (84,945)           (2,790)

General and administrative                                                                    873,831            23,005
                                                                                        ----------------- ----------------
  (Loss) from operations                                                                     (958,776)          (25,795)


Other income (expense)                                                                            656                 -


                                                                                        ----------------- ----------------
Net (loss)                                                                             $     (958,120)     $    (25,795)
                                                                                        ================= ================


Net (loss) per share                                                                   $        (0.01)     $          -
                                                                                        ================= ================

Weighted shares outstanding                                                                65,000,000        35,000,000







SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                 Deficit
                                                                              Par value        accumulated
                                                                             in excess of      during the
                                                  Shares       Par value        assets       development stage          Total
---------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2004                          35,000,000   $    35,000  $         -      $       (20,235)        $     14,765
Net loss for the year ended
  December 31, 2004                                       -             -            -              (63,439)             (63,439)
                                              -----------------------------------------------------------------------------------
Balance December 31, 2004                        35,000,000        35,000                           (83,674)             (48,674)


Net loss for period ended August 2005                                                               (25,029)             (25,029)
Contribution of related party debt to capital                                     48,674                                  48,674
Record issuance of stock                         80,000,000        80,000       (137,879)            82,908               25,029
                                              -----------------------------------------------------------------------------------
As adjusted for reverse acquisition             115,000,000       115,000        (89,205)           (25,795)                   -
Net loss for the year ended
  December 31, 2005                                      -              -            -             (958,120)            (958,120)
                                              -----------------------------------------------------------------------------------
                                                                                                      $
Balance December 31, 2005                       115,000,000   $   115,000  $     (89,205)   $      (983,915)        $   (958,120)
                                              ===================================================================================
















SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                Two months
                                                                                               Year ended          ended
                                                                                              December 31,      December 31,
                                                                                                  2005              2004
--------- -------- ------------ ------------ ------------ ---------- ----------- ----------- ---------------- -----------------
Cash Flows from Operating Activities
Net (loss)                                                                                   $   (958,120)    $     (25,795)
Items not affecting cash flows

           Depreciation                                                                             8,393             1,775
           Allowance for doubtful accounts                                                          2,465                 -
          (Increase) in accounts receivable                                                        (2,355)           (5,696)
          (Increase) decrease in
          inventories                                                                               7,362           (18,903)
          (Increase) in prepaid expenses                                                          (19,808)          (25,399)
          Increase in accounts payable and accrued expenses                                        60,296             2,652
          Increase in deferred revenue                                                                  -             2,065
                                                                                             ---------------- -----------------
                   Net cash (applied to) operating activities                                    (901,767)          (69,301)

Cash Flows from Investing Activities
          Purchase of property and equipment                                                      (15,425)           (8,877)
          Increase in other assets                                                                (40,760)               -
                                                                                             ---------------- -----------------
                   Net cash (applied to) financing activities                                     (56,185)           (8,877)

Cash Flows from Financing Activities
          Cash provided by parent majority shareholder                                            956,780            79,954
                                                                                             ---------------- -----------------
                   Net cash provided by financing activities                                      956,780            79,954
                                                                                             ---------------- -----------------

Increase (decrease) in cash                                                                        (1,172)            1,776

Cash at beginning of period                                                                         1,776                 -
                                                                                             ---------------- -----------------

Cash at end of period                                                                        $        604     $       1,776
                                                                                             ================ =================

          Supplemental disclosures of non cash transactions
          Assets contributed for capital                                                     $          -     $      25,324
          Related party liability contributed to capital                                     $     48,674     $           -







          SEE NOTES TO FINANCIAL STATEMENTS

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of business and significant accounting policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements..

History and Nature of Business
Zingo, Inc. (the Company) was incorporated on July 15, 2002 under the laws of
the State of Nevada under the name "Titan Web Solutions, Inc."   The Company
changed its name to JavaKingCoffee Inc. in August 2003.

Effective August 8, 2005, the Company entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, which was a wholly owned subsidiary of Hybrid Technologies, Inc. (Hybrid). The transaction was completed on August 19, 2005 by the issuance of 80,000,000 shares of the Company's stock in exchange for all of the outstanding shares of WhistlerTel's common stock.

WhistlerTel,   Inc.  was  organized  in  November,   2004.  The  Company  offers
telecommunication services to businesses provide voice communication via the Internet. The system requires high speed broadband internet access.

The business combination has been accounted for as a reverse acquisition as Hybrid has acquired sufficient stock to control the Company. Management believes that it may be beneficial to Zingo to have a market for its stock separate and apart from the market for the parent company's stock. As a reverse acquisition, the capital structure, i.e. common Stock of JavaKing, remains in existence, but the reported historical operations and accumulated deficit are those of WhistlerTel from inceptions (November 2004). No goodwill or other intangible asset with value was identified in the acquisition.

As a result of the reverse acquisition, the Company is an 69.56% owned subsidiary of Hybrid.

Basis of consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, Zingo Telecom, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements prepared in accordance with the accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Summary of Significant Accounting Policies - continued

Cash and cash equivalents
Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash with original maturities of three months or less.

Financial instruments
The fair value of accounts receivables, accounts payable and accrued expenses and advances from related parties approximates fair value based on their short maturities.

Accounts receivable
The Company provides credit to customer in the normal course of business. An allowance for accounts receivable is estimated by management based in part on the aging of receivables and historical transactions.

Inventories
Inventories are stated at the lower of cost or market. Cost is based on the specific identification method.

Property and equipment
Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives

                                                                 Lives
                                                               ----------
                          Furniture and fixtures               10 years
                          Software                             3-5 years
                          Computers                             5 years

Long-lived assets
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144) "Accounting for Long-Lived Assets". The carrying value of long-lived assets are reviewed on a regular basis for the existence of facts and circumstances that may suggest impairment. The Company recognizes an impairment when the sum of undiscounted future cash flows is less than the carrying amount of the asset. The write down of the asset is charged to the period in which the impairment occurs.


Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and credits are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Summary of Significant Accounting Policies - continued

Comprehensive income (loss)
The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No. 130. For the years ended December 31, 2005 and 2004. There are no differences between net income (loss) and comprehensive income (loss).

Revenues
Revenues are recognized at the time that service is completed or the related products have been installed.

Advertising
Advertising costs are generally expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the year ended December 31, 2005 were approximately $200,000.

Recently issued pronouncements
In January 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits", an amendment of FASB statements No. 87, 88 and 106. The Statement revises employers' disclosures about pension plans and other post retirement benefit plans. Management does not believe this pronouncement will have any effect on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of Accounting Research Bulletin No. 43, Chapter 4." This statement provides clarification for the accounting of abnormal idle facility expense, freight handling costs, and waste materials. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe this pronouncement will have any effect on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets
- an amendment of Accounting Principles Board Opinion No. 29." This statement eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for the exchange of non-monetary assets that do not have commercial substance.
A non-monetary exchange has commercial substance, if the future cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for non-monetary exchanges occurring in fiscal years beginning after June 15, 2005. Management does not believe the application of this pronouncement will have any material effect on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment. SFAS 123(R) revises SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based compensation transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments measured. Compensation costs will be recognized over the period that an employee provides service based on the award. The Company has adopted SFAS 123(R) but has not established any stock option plans at this time.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Corrections" a replacement of APB Opinion No. 20 and FASB No. 3. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

The statement carries on without change the provisions of APB 20 that the correction of an error in previously issued financial

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies - continued
Recently issued pronouncements
statements and a change in accounting estimates. The statement also carries forward the guidance in APB 20 requiring the justification of a change in accounting principle.

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

Note 3. Business combination

As discussed in Note 1, JavaKing Coffee, Inc. (JavaKing) entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to
acquire  all  of  the  outstanding   shares  of  WhistlerTel,   Inc.,  a  Nevada
corporation, and a wholly owned subsidiary of Hybrid Technologies, Inc. (Hybrid). The transaction was completed on August 19, 2005 by the issuance of 80,000,000 shares (69.56%) of the Company's stock in exchange for all of the outstanding shares of WhislerTel's common stock.
The transaction has been accounted for as reverse acquisition because Hybrid has replaced the JavaKing shareholders as the party in control. In a reverse acquisition the capital structure remains that of the legally surviving entity (JavaKing) but the historical operations is that of the surviving control group (WhistlerTel). The following proforma balance sheet gives effect to the transactions as if it had occurred December 31, 2004.

                                                      As previously       pro-forma
                                                         reported        adjustments       Pro-forma
                                                     ----------------- ---------------- -----------------
              Current assets                          $    8,735        $    51,774      $     60,509
              Property and equipment, net                      -              8,877             8,877
              Other assets                                     -                 -                  -
                                                     ----------------- ---------------- -----------------
                                                      $    8,735        $    60,651      $     69,386
                                                     ================= ================ =================

              Current liabilities                     $   57,409        $    84,671      $    142,080

              Stockholder's (deficit
                Common stock                              35,000             80,000           115,000
                Par value in excess of net assets              -            (78,261)          (78,261)

                Accumulated deficit                      (83,674)           (25,759)         (109,433)
                                                     ----------------- ---------------- -----------------
                                                         (48,674)           (24,020)          (72,694)
                                                     ----------------- ---------------- -----------------
                                                      $    8,735       $     60,651      $     69,386
                                                     ================= ================ =================

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Business combination - continued

The following proforma statements of operations gives effect to the transaction as if it had occurred as of the start of the periods presented.

      Year ended December 31, 2004                                          pro-forma
                                                          As reported      adjustments       Pro-forma
                                                        ---------------- ---------------- -----------------
      Revenues                                          $      23,148     $    19,000      $       19,000
      Costs and expenses                                      (48,943)        (47,439)            (47,439)
                                                        ---------------- ---------------- -----------------
      Net (loss)                                        $     (25,795)    $   (28,439)     $      (28,439)
                                                        ================ ================ =================

      Year ended December 31, 2005
                                                                            pro-forma
                                                          As reported      adjustments       Pro-forma
                                                        ---------------- ---------------- -----------------
      Revenues and interest income                       $     106,293    $         -      $      106,293

      Costs and expenses                                    (1,064,413)       (25,029)         (1,089,442)
                                                        ---------------- ---------------- -----------------
      Net (loss)                                         $    (958,120)   $   (25,029)     $      (25,029)
                                                        ================ ================ =================

Note 4. Other current assets

Other current assets at December 31, 2005 consists of:

                        Prepaid expenses                      $    11,941
                        Prepaid rent                                3,251
                        Amounts on deposit with venders            29,265
                        Employee loans                                750
                                                            -------------
                                                              $    45,207
                                                            =============
Note 5. Property and equipment

Property and equipment at December 31, 2005 consists of:

                        Software                              $    19,993
                        Office and computer equipment              29,633
                                                            -------------
                                                                   49,626
                        Less accumulated depreciation             (10,168)
                                                            --------------
                                                              $    39,458
                                                            ==============
Note 6. Other assets

Other assets at December 31, 2005 consists of:

                        Restricted cash                       $    40,656
                        Deposits                                      104
                                                            --------------
                                                              $    40,760
                                                            ==============

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

Note 6. Other assets - continued

The restricted cash consist of amounts on deposit with a financial institution, pledged as collateral for a letter of credit provided by the financial institution to suppliers.

Note 7.  Capital stock

As discussed in Note 1 and Note 3. the Company entered into an agreement whereby the Company issued 80,000,000 shares of its common stock to the shareholder of Whistler Tel, Inc. in exchange for all of the shares of WhistlerTel.

During the year ended December 31, 2005, the Company announced a ten for one stock split. All information related to the number of shares or per share information has been adjusted to reflect this stock split.

Note 8.  Income taxes

Prior to the acquisition of JavaKing, WhistlerTel had previously been part of a consolidated group for the purpose of filing it income tax returns. As a result of the merger, the Company no longer qualifies as part of the group. The Company has a net operating loss carryforward of approximately $1,000,000 with a related deferred tax assets of as to its ultimate realization.

Note 9.  Commitments and contingencies

The Company leases its office space on a month to month basis. Total rent expense for the year ended December 31, 2005 was approximately $17,000. It is expected that in the normal course of business the lease will be continued or replaced by a similar arrangement.

Subsequent to December 31, 2005, the Company entered into an agreement to acquire a minimum of approximately $1,000,000 in inventory. This commitment significantly exceeds prior years purchase requirements.

Note 10.  Related party transactions

As discussed in Note 2, (Going Concern) the Company's principal source of financing has been Hybrid. At December 31, 2005, Hybrid had advanced a total of approximately $1,036,000 including approximately $982,000 during the year ended December 31, 2005. Without such funding, the Company could not stay in business.

The advances have no specific repayment terms and do not bear interest. The amounts are reported as current due to the relationship.

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 11.  (Loss) per share

Loss per share is computed based on the weighted average number of shares outstanding during the year. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES.

         As of the end of the fiscal year ended December 31, 2005, covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of Holly Roseberry, the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


ITEM 8B.  OTHER INFORMATION

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of March 30, 2005 are as follows:


Name                           Age                   Office
--------------------          -----                  ------
Holly Roseberry                 54          President, Chief Executive
                                            Officer and Director
Mehboob Charania                50          Secretary, Treasurer, and
                                            Director

Frank Babusik                   41          Chief Operating Officer of
                                            ZingoTel, Inc.



The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ms. Holly Roseberry was appointed as our President, Chief Executive Officer on August 30, 2005. Ms. Roseberry has acted as the President and Chef Executive Officer and has been a director of Hybrid Technologies, our major stockholder, since 2002. From 2001 to 2003, she acted as manager for the Azra Shopping Center, Las Vegas, Nevada. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business office manager, of the Las Vegas location of Wards Department Store.

Mr. Mehboob Charania was appointed as our Secretary and Chief Financial Officer, and a director, on August 30, 2005, and has acted as the secretary, treasurer and chief financial officer of Hybrid Technologies since November 15, 2002. Since June 2001, Mr. Charania has been the owner and operator of Infusion Bistro, a restaurant located in Calgary, Alberta. From 1998 to 2001, he acted as a manager at IBM's Calgary office.

Mr. Frank Babusik was appointed as the Chief Operating Officer of our ZingoTel subsidiary on November 27, 2004. Prior thereto, from August 2000 to November
2003, Mr. Babusik was Chief Operating Officer of Communitel, Inc., Miami, Florida, a national prepaid calling card distributor company. His duties at Communitel involved direction of corporate operations and product development.


Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.


Significant Employees

We have no significant employees other than Frank Babusik, the Chief Operating Officer of our ZingoTel, Inc. subsidiary.


Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2005 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.     EXECUTIVE COMPENSATION


The following table sets forth in summary form the compensation received by (i) the Chief Executive Officers of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended December 31, 2005.

----------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                         Long Term Compensation
----------------------------------------------------------------------------------------------------------------------
                                                             Other           Restricted                   All Other
                                                             Annual         Stock Awards    Options     Compensation
Name and Principal          Fiscal       Salary     Bonus    Compen-sation       (4)         Granted         (6)
Position                      Year        (1)        (2)         (3)                           (5)
----------------------------------------------------------------------------------------------------------------------
Chen Wu, President and        2005        Nil         --          --             --             --           --
Chief Executive Officer    -------------------------------------------------------------------------------------------
from July 22, 2002 to         2004        Nil         --          --             --             --           --
August 30, 2005            -------------------------------------------------------------------------------------------
                              2003        Nil         --          --             --             --           --
                           -------------------------------------------------------------------------------------------
Holly Roseberry,
President and Chief           2005        Nil         --          --             --             --           --
Executive Officer from
August 30, 2005
----------------------------------------------------------------------------------------------------------------------

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


Directors Compensation
----------------------

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended December 31, 2005.


We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Other than indicated in this report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


Principal Stockholders

The following table sets forth, as of March 30, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                       Amount and Nature of                  Percentage
Name and Address of Beneficial Owner                   Beneficial Ownership                 of Class(1)
Chen Wu                                              10,000,000 common shares                  8.69%
#248, 811A Ryan Road
Richmond, B.C. V7A 2E4
Canada

Udaya Madanayake                                     10,000,000 common shares                  8.69%
1532 Manning Avenue
Port Coquitlam, B.C. V3B 1K5
Canada

Directors and Executive Officers as a Group                    -0-                              -0-%

Hybrid Technologies, Inc.
5001 East Bonanza Blvd                               80,000,000 common shares                 69.56%
Suite 138-145
Las Vegas, NV 89110

(1) Based on 115,000,000 shares of common stock issued and outstanding as of March 30, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control
------------------

On August 19, 2005, we completed the acquisition of Whistlertel, formerly a wholly-owned subsidiary of Hybrid Technologies, in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance.


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

The promoters of our company are our former President (also former Chief Executive Officer and one of our directors), Chen Wu, our former Chief Financial Officer (also Treasurer and formerly one of our directors), Udaya Madanayake, and another former director, Tony Castro.

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

On August 19, 2005, we completed the acquisition of Whistlertel, formerly a wholly-owned subsidiary of Hybrid Technologies, in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance.


ITEM 13. EXHIBITS

--------------------------------------------------------------------------------
Exhibit No.                     Description
--------------------------------------------------------------------------------

3.1 Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)


3.2      By-Laws of the  Company.  (Incorporated  herein by reference to Exhibit
         3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)


10.1 Memorandum of Understanding among Chen (Jason) Wu, Udaya Madanayake and Tony Castro. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form SB-2, filed with the Commission on March 29, 2004.)

10.2 Agreement between H&H Co., Ltd. and the Company, dated August 26, 2004. (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on October 22, 2004.)

10.3 Agreement between Beijing CXSD Investment Co., Ltd. and the Company, dated April 30, 2004. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on October 22, 2004.)

10.4 Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

21       Subsidiaries of Registrant (Filed herewith.)

31       Certification  of  Chief   Executive  Officer and Principal
         Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906  of the  Sarbanes-Oxley Act of 2002, filed herewith.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) Audit Fee.


                  The aggregate fees billed by our previous accountant, Amisano Hansen, Chartered Accountants, for professional services rendered for the audit of our financial statement filed as part of our Form 10-KSB filing and for review of our interim financial statements filed as part of our Form 10-QSB filings for our 2004 fiscal year $3,504. For review of our interim financial statements filed as a part of our first and second quarter filings of our 2005 fiscal year, this firm's aggregate fees were $3,200.


                  The aggregate fees billed by our current independent auditors, Mason Russell West, LLC, for professional services rendered for the audit of our financial statement filed as part of our 2005 Form 10-KSB filing and for review of our interim financial statements filed as part of our third quarter Form 10-QSB filing for the fiscal year of 2005 are $9,670.


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


         ZINGO, INC.


By:     /s/ Holly Roseberry
       ---------------------------------
       Holly Roseberry
       Chief Executive Officer and Principal Financial Officer

         Date: March 31, 2006



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (President, Chief Executive Officer
       Principal Financial Officer and Director)
       Date: March 31, 2006


By:    /s/ Mehboob Charania
       -------------------
       Mehboob Charania
       (Secretary and Director)
       Date: March 31, 2006

EXHIBIT INDEX

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Exhibit 21

Subsidiary Name and Trade Name      Jurisdiction of Incorporation      % Owned
------------------------------      ------------------------------     -------

ZingoTel, Inc.                      Nevada                             69.56

==============================================================================