Form 10QSB
period 2006-03-31
ZINGO, INC
filed 2006-05-15
CIK 1230524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2006
                                        ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from            to
                                        ------------   --------------

           Commission File Number           000-50693
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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of May 12, 2006.




Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                                   ZINGO, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
     PART I.  FINANCIAL INFORMATION

     ITEM I - Unaudited Consolidated Financial
          Statements

         Consolidated Balance Sheets as of March 31,
         2006(Unaudited) and December 31, 2005 (Audited)                      4


         Consolidated Statements of Operations
         for the Three Months Ended March 31,
         2006 and 2005 (Unaudited)                                            5


         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31,
         2006 and 2005 (Unaudited)                                            6

         Notes to Consolidated Financial Statements                           7

     ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.                                                          9

     ITEM 3 - Controls and Procedures.                                       10


     PART II. OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                              11

     ITEM 4 - Submission of Matters to Vote of Security Holders.             11

     ITEM 6 - Exhibits                                                       11



     EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   ZINGO, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   March 31,       December 31,
ASSETS                                                                              2006              2005
----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                         $     517,771      $       604
  Accounts receivable, net of allowance for
       doubtful accounts of  $2,465                                                    5,354            5,585
  Inventories                                                                         53,834           11,541
  Prepaid expenses                                                                    98,341           45,207
                                                                               ---------------------------------
                      Total current assets                                           675,300           62,937

Property and equipment, net                                                           58,691           39,458

Other assets                                                                          39,942           40,760
                                                                               ---------------------------------
                                                                               $     773,933      $   143,155
                                                                               =================================

LIABILITIES AND DEFICIT
----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                             $      27,024      $    52,357
  Accrued expenses                                                                    20,870           10,591
  Deferred revenues                                                                    2,487            2,065
  Advances from related party                                                      2,186,589        1,036,262
                                                                               ---------------------------------
                      Total current liabilities                                    2,236,970        1,101,275

Stockholders' deficit
  Common stock, $.001 par value, 250,000,000
      shares authorized, 35,000,000 shares issued and
      outstanding at December 31, 2004, 115,000,000
      shares issued and outstanding at December 31, 2005                             115,000          115,000

Par value in excess of assets received                                               (89,205)         (89,205)
Accumulated deficit                                                               (1,487,832)        (983,915)
                                                                               ---------------------------------

                                                                                  (1,462,037)        (958,120)
                                                                               ---------------------------------
                                                                               $     774,933       $   143,155
                                                                               =================================


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months ended March 31,

                                                                                     2006                  2005
-----------------------------------------------------------------------------------------------------------------
                                                                               $     115,894      $     18,152
Cost of sales                                                                        208,517            25,001
                                                                             ------------------------------------
   Gross profit (loss)                                                               (92,623)           (6,849)


General and administrative                                                           411,582            96,318
                                                                             --------------------- --------------
  (Loss) from operations                                                            (504,205)         (103,167)


Other income (expense)                                                                   287                 -

                                                                             --------------------- --------------
Net (loss)                                                                     $    (503,918)     $   (103,167)
                                                                             ====================================


Net (loss) per share                                                           $       (0.01)      $     (0.00)
                                                                             ====================================

Weighted shares outstanding                                                      115,000,000        35,000,000



SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

Three months ended March 31,
                                                                                   2005                2004
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net (loss)                                                                     $    (503,918)     $   (103,167)
Items not affecting cash flows
              Depreciation                                                             3,288             1,775
              Allowance for doubtful accounts                                              -                 -
             (Increase) in accounts receivable                                           231               440
             (Increase) decrease in inventories                                      (42,293)           (5,818)
             (Increase) decrease in prepaid expenses                                  23,750            21,649
             Increase in accounts payable and accrued expenses                       (15,054)           11,804
             Increase in deferred revenue                                                422                 -
                                                                            -------------------------------------
                        Net cash (applied to) operating activities                  (533,574)          (73,317)

Cash Flows from Investing Activities
             Purchase of property and equipment                                      (22,520)          (22,658)
             Increase in other assets                                                (77,066)           (6,850)
                                                                            -------------------------------------
                        Net cash (applied to) financing activities                   (99,586)          (29,508)


Cash Flows from Financing Activities
             Cash provided by parent majority shareholder                          1,150,327           101,049
                                                                            -------------------------------------
                        Net cash provided by financing activities                  1,150,327           101,049
                                                                            -------------------------------------

Increase (decrease) in cash                                                          517,167            (1,776)

Cash at beginning of period                                                              604             1,776
                                                                            -------------------------------------

Cash at end of period                                                          $     517,771      $          -
                                                                            =====================================




SEE NOTES TO FINANCIAL STATEMENTS

Zingo, Inc.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Financial Statement Presentation
The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities Exchange Commission.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

Note 2. Going Concern
The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company has incurred significant operating losses since inception. These operating losses have been funded by the issuance of capital and advances from related parties (the Company's parent, Hybrid Technologies Inc.) There are no guarantees that the Company will continue to be able to raise the funds necessary. Additionally, the lack of capital may limit the Company's ability to establish a viable business.

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

The business combination has been accounted for as a reverse acquisition as Hybrid has acquired sufficient stock to control the Company. Management believes that it may be beneficial to Zingo to have a market for its stock separate and apart from the market for the parent company's stock. As a reverse acquisition, the capital structure (i.e.) common stock JavaKing remains in existence, but the reported historical operations and accumulated deficit are those of WhistlerTel from inceptions (November 2004). No goodwill or other intangible asset with value was identified in the acquisition.

As a  result  of  the  reverse  acquisition,  the  Company  is a   69.56%  owned
subsidiary of Hybrid.

Zingo, Inc.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Business combination - continued

The following proforma statements of operations gives effect to the transaction as if it had occurred as of the start of the periods presented

             Three months ended March 31, 2005
                                                      pro-forma
                                           As
                                       reported      adjustments    Pro-forma
                                      ------------- ------------- ------------
                                      $              $             $
                    Revenues                18,152             -       18,152
                    Costs and
                    expenses              (121,319)      (12,567)    (133,886)
                                     ------------- ------------- ------------
                                       $             $             $
                    Net (loss)            (103,167)      (12,567)    (115,734)
                                     ============= ============= ============

                    (Loss) per
                    share                    $0.00         $0.00       $0.00


Note 4.  Capital stock

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

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

We incurred a net loss of $503,918 the three months ended March 31, 2006, which included general and administrative costs of $411,582.

We had sales of $115,894 for the three- month period ended March 31, 2006. Our gross loss on our sales for this three month periods was $96,623. Our net loss for the three-month period ended March 31, 2006, increased from the comparative period in fiscal 2005 (from $103,167 in 2005 to $503,918 in 2006). This was primarily due to an increase in administrative costs from $96,318 in 2005 to $411,582 in 2006.

PLAN OF OPERATION

At March 31, 2006, we had a working capital deficiency of $1,561,670 and a stockholders' deficit of $1,462,037.

As of the date of this report, we have approximately 3300 subscribers for our telecommunications services. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. We have initiated an aggressive marketing campaign on the Internet and television.

However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of March 31, 2006, we had cash on hand of $517,771. Our liabilities at the same date totaled $2,236,970.

Commercial Initiatives

         Our immediate focus is Central and Latin America, Europe and developed countries in Asia. We have approximately 3300 active customers as of the date of this report. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

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

              During the three-month period ended March 31, 2006, we received $1,150,327 in advances from our major shareholder.

         At March 31, 2006, we had $517,771 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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


PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Securities and Exchange Commission Investigation

         On February 10, 2006, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission
("SEC") informal inquiry. The documents requested included those related to press releases we have issued from September 2005 to January 2006.

     On April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by the inquiry and a broad range of other matters. The SEC has requested inter alia, documents relating to: consultants to the Company, compensation paid to consultants, press releases and drafts thereof, articles concerning the Company in newsletter or other publications, participants in drafting press releases and articles, publication of press releases and articles, and supporting information for press releases and companies referred to therein. Copies of board of director minutes and of records of securities and options issuances have also been requested by the SEC We are cooperating with the SEC in response to their request. Our Chief Executive Officer, Holly Roseberry, has been scheduled to provide testimony to the SEC in this matter.



Item 4. Submission of Matters to a Vote of Security Holders.


     (a) On January 22, 2006, our board of directors approved an amendment to our Articles of Incorporation to authorize a new class of 10,000,000 shares of preferred stock. We obtained shareholder approval for the name change by written consent on January 23, 2006, from shareholders holding a majority of the issued and outstanding shares.

     (c) Shareholders holding 80,000,000 shares of our common stock, or 69.56%, of the 115,000,000 issued and outstanding shares of our common stock approved the proposal to amend the Articles of Incorporation for the name change. The following is the result of stockholder action on the proposals to change the Company's name:


                                                                Abstentions/
Proposal                 Shares in Favor    Shares Against    Broker Nonvotes

Authorize new class         80,000,000            --                  --
of 10,000,000 shares
of preferred stock


Item 6. Exhibits

Ex 3.1a Certificate of Amendment filed August 23, 2005.

Ex 3.1b Certificate of Amendment filed May 10, 2006.

Ex 3.1c Form of Restated Articles of Incorporation.


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

                                             Zingo, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                            (Chief Executive Officer and
                                             Principal Financial Officer)
                                             Dated: May 15, 2006

Exhibit 3.1a


DEAN HELLER
Secretary of State
204 North Carson Street, Suite 1
Carson City, Nevada 89701-4299
(775) 684 5708
Website: secretaryofstate.biz



                            Certificate of Amendment
                       (PURSUANT TO NRS 78.385 and 78.390)

Important: Read attached instructions before completing form.

              Certificate of Amendment to Articles of Incorporation
                          For Nevada Profit Corporation
          (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)

1.   Name of corporation:                  Javakingcoffee, Inc.
2. The articles have been amended as follows: (provide article numbers, if available):

Article I of the Company is amended to read: Zingo, Inc.

4.  Effective date of filing (optional): _______________________________________
                                       (must not be later than 90 days after the
                                       certificate is filed)
5.  Officer Signature (required): /s/ Jason Wu

*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and submit the proper fees may cause this filing to be rejected.

SUBMIT IN DUPLICATE

This form must be accompanied by appropriate fees. See attached fee schedule.

EXHIBIT 3.1b


DEAN HELLER
Secretary of State
204 North Carson Street, Suite 1
Carson City, Nevada 89701-4299
(775) 684 5708
Website: secretaryofstate.biz

                            Certificate of Amendment
                       (PURSUANT TO NRS 78.385 and 78.390)

Important: Read attached instructions before completing form.

              Certificate of Amendment to Articles of Incorporation
                          For Nevada Profit Corporation
          (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)

1.     Name of corporation:                  Zingo, Inc.
2. The articles have been amended as follows: (provide article numbers, if available):

         Article IV of the corporation's articles of incorporation is amended to read in its entirety as follows:

                  Section 4.01. The total number of shares of stock which the Corporation shall have authority to issue is Two Hundred Sixty Million (260,000,000), of which Two Hundred Fifty Million (250,000,000) are common stock, having a par value each of One-tenth of One Cent ($0.001) per share, and Ten Million (10,000,000) are preferred stock, having a par value each of One-tenth of One Cent ($0.001) per share.

                  Notwithstanding the foregoing these Articles hereby vest the Board of Directors of the Corporation with such authority as may be necessary to prescribe such classes, series and numbers of each class or series of stock. In addition the Board is hereby vested with such authority as may be necessary to prescribe the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock created. All classes of stock may be issued form time to time without action by the Stockholders.


                  Authority is hereby expressly vested in the Board of Directors of the Corporation, subject to the provisions of this Article IV and to the limitations prescribed by law, to authorize the issue from time to time of one or more series of preferred stock and with respect to each such series to fix by resolution or resolutions adopted by the affirmative vote of a majority of the whole Board of Directors providing for the issue of such series, the voting powers, full or limited, if any, of the shares of such series and the designations, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof. The authority of the Board of Directors with respect to each series shall include, but not be limited to, the determination or fixing of the following:

         (a) The number of shares constituting the series and the designation of such series;

         (b) The dividend rate on the shares of such series, the conditions and dates upon which such dividends shall be payable, the relation which such dividends shall bear to the dividends payable on any other class or classes or series of the Corporation's capital stock, and whether such dividends shall be cumulative or non-cumulative;

         (c) Whether the shares of such series shall be subject to redemption by the Corporation at the option of either the Corporation or the holder or both or upon the happening of a specified event, and, if made subject to any such redemption, the times or events, prices and other terms and conditions of such redemption;

         (d) The terms and amount of any sinking fund provided for the purchase or redemption of the shares of such series;

         (e) Whether or not the shares of such series shall be convertible into, or exchangeable for, at the option of either the holder or the Corporation or upon the happening of a specified event, shares of any other class or classes or any other series of the same or any other class or classes of the Corporation's capital stock, and, if provision be made for conversion or exchange, the times or events, prices, rates, adjustments, and other terms and conditions of such conversions or exchanges;

         (f) The restrictions, if any, on the issue or reissue of any additional preferred stock;

         (g) The rights of the holders of the shares of such series upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

         (h) The provisions as to voting, optional and/or other special rights and preferences, if any.


Dividends on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on the common stock with respect to the same dividend period.

    If upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the assets available for distribution to holders of shares of preferred stock of all series shall be insufficient to pay such holders the full preferential amount to which they are entitled, then such assets shall be distributed ratably among the shares of all series of preferred stock in accordance with the respective preferential amounts (including unpaid cumulative dividends, if any) payable with respect thereto.

Section 4.02. No Preemptive Rights. Unless otherwise determined by the Board of Directors, holders of the stock of the Corporation shall not have any preference, preemptive right, or right of subscription to acquire any shares of the Corporation authorized, issued or sold, or to be authorized, issued or sold, and convertible into shares of the Corporation, nor to any right of subscription thereto.


Section 4.03. Non-Assessability of Shares. The shares of the Corporation, after the amount of the subscription price has been paid, in money, property or services, as the Directors shall determine, shall not be subject to assessment to pay the debts of the Corporation, nor for any other purpose, and no Stock issued as fully paid shall ever be assessable or assessed, and the Articles of Incorporation shall not be amended in this particular.

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favour of the amendment is: majority.


4.  Effective date of filing (optional): ____________________________________
                                        (must not be later than 90 days after
                                         the certificate is filed)

5.  Officer Signature (required): /s/ Holly Roseberry



*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and submit the proper fees may cause this filing to be rejected.

SUBMIT IN DUPLICATE

This form must be accompanied by appropriate fees. See attached fee schedule.




Exhibit 3.1c

                   FORM OF RESTATED ARTICLES OF INCORPORATION

                                       OF

                                   ZINGO, INC.

                              a Nevada Corporation

                                    ARTICLE I

                                      NAME

                         The name of the Corporation is
                                  ZINGO, INC.

                                   ARTICLE II

                       RESIDENT AGENT & REGISTERED OFFICE


Section 2.01. Resident Agent. The name and address of the Resident Agent for service of process is Holly Roseberry, 420 N. Nellis Blvd., Suite A3-146, Las Vegas, NV 89110.


Section 2.02. Registered Office. The address of its Registered Office is 420 N. Nellis Blvd., Suite A3-146, Las Vegas, NV 89110.


Section 2.03. Other Offices. The Corporation may also maintain officers for the transaction of any business at such other places within or without the State of Nevada as it may from time to time determine. Corporate business of every kind and nature may be conducted, and meetings of Directors and Stockholders held outside the State of Nevada with the same effect as if in the State of Nevada.

                                   ARTICLE III

                                     PURPOSE

The Corporation is organized for the purpose of engaging in any lawful activity, within or without the State of Nevada.


                                   ARTICLE IV

                                 SHARES OF STOCK

Section 4.01. The total number of shares of stock which the Corporation shall have authority to issue is Two Hundred Sixty Million (260,000,000), of which Two Hundred Fifty Million (250,000,000) are common stock, having a par value each of One-tenth of One Cent ($0.001) per share, and Ten Million (10,000,000) are preferred stock, having a par value each of One-tenth of One Cent ($0.001) per share.

Notwithstanding the foregoing these Articles hereby vest the Board of Directors of the Corporation with such authority as may be necessary to prescribe such classes, series and numbers of each class or series of stock. In addition the Board is hereby vested with such authority as may be necessary to prescribe the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock created. All classes of stock may be issued form time to time without action by the Stockholders.

Authority is hereby expressly vested in the Board of Directors of the Corporation, subject to the provisions of this Article IV and to the limitations prescribed by law, to authorize the issue from time to time of one or more series of preferred stock and with respect to each such series to fix by resolution or resolutions adopted by the affirmative vote of a majority of the whole Board of Directors providing for the issue of such series, the voting powers, full or limited, if any, of the shares of such series and the designations, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof. The authority of the Board of Directors with respect to each series shall include, but not be limited to, the determination or fixing of the following:

(a) The number of shares constituting the series and the designation of such series;

(b) The dividend rate on the shares of such series, the conditions and dates upon which such dividends shall be payable, the relation which such dividends shall bear to the dividends payable on any other class or classes or series of the Corporation's capital stock, and whether such dividends shall be cumulative or non-cumulative;

(c) Whether the shares of such series shall be subject to redemption by the Corporation at the option of either the Corporation or the holder or both or upon the happening of a specified event, and, if made subject to any such redemption, the times or events, prices and other terms and conditions of such redemption;

(d) The terms and amount of any sinking fund provided for the purchase or redemption of the shares of such series;

(e) Whether or not the shares of such series shall be convertible into, or exchangeable for, at the option of either the holder or the Corporation or upon the happening of a specified event, shares of any other class or classes or any other series of the same or any other class or classes of the Corporation's capital stock, and, if provision be made for conversion or exchange, the times or events, prices, rates, adjustments, and other terms and conditions of such conversions or exchanges;

(f) The restrictions, if any, on the issue or reissue of any additional preferred stock;

(g) The rights of the holders of the shares of such series upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

(h) The provisions as to voting, optional and/or other special rights and preferences, if any.

Dividends on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on the common stock with respect to the same dividend period.

If upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the assets available for distribution to holders of shares of preferred stock of all series shall be insufficient to pay such holders the full preferential amount to which they are entitled, then such assets shall be distributed ratably among the shares of all series of preferred stock in accordance with the respective preferential amounts (including unpaid cumulative dividends, if any) payable with respect thereto. Section 4.02. No Preemptive Rights. Unless otherwise determined by the Board of Directors, holders of the stock of the Corporation shall not have any preference, preemptive right, or right of subscription to acquire any shares of the Corporation authorized, issued or sold, or to be authorized, issued or sold, and convertible into shares of the Corporation, nor to any right of subscription thereto.
Section 4.03. Non-Assessability of Shares. The shares of the Corporation, after the amount of the subscription price has been paid, in money, property or services, as the Directors shall determine, shall not be subject to assessment to pay the debts of the Corporation, nor for any other purpose, and no Stock issued as fully paid shall ever be assessable or assessed, and the Articles of Incorporation shall not be amended in this particular.



                                    ARTICLE V


                                    DIRECTORS


Section 5.01. Governing Board. The members of the Governing Board of the Corporation shall be styled as Directors.


Section 5.02. Initial Board of Directors. The initial Board of Directors shall consist of not less than one (1), and not more than seven (7) members. The name and address of an initial member of the Board of Directors is as follows:

NAME                                                   ADDRESS

Cort W. Christie                                       P.O. Box 27740
                                                       Las Vegas, Nevada 89126

This individual shall serve as Director until the first annual meeting of the Stockholders or until his successor(s) shall have been elected and qualified.
Section 5.03. Change in Number of Directors. The number of Directors may be increased or decreased by a duly adopted amendment to the Bylaws of the Corporation.

                                   ARTICLE VI

                                  INCORPORATOR

The name and address of the incorporator is Nevada Corporate Headquarters, Inc., P.O. Box 27740, Las Vegas, Nevada 89126.

                                   ARTICLE VII

                               PERIOD OF DURATION

                The Corporation is to have a perpetual existence.

                                  ARTICLE VIII

                       DIRECTORS' AND OFFICERS' LIABILITY

A Director or Officer of the Corporation shall not be personally liable to this Corporation or its Stockholders for damages for breach of fiduciary duty as a Director or Officer, but this Article shall not eliminate or limit the liability of a Director or Officer for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (ii) the unlawful payment of distributions. Any repeal or modification of this Article by the Stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a Director or Officer of the Corporation for acts or omissions prior to such repeal or modification.

                                   ARTICLE IX

                                    INDEMNITY

Every person who was or is a party to, or is threatened to be made a party to, or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he, or a person of whom he is the legal representative, is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officers of another Corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada from time to time against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right which may be enforced in any manner desired by such person. The expenses of Officers and Directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the Corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the Director or Officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the Corporation. Such right of indemnification shall not be exclusion of any other right which such Directors, Officers or representatives may have or hereafter acquire, and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any by-law, agreement, vote of Stockholders, provision of law, or otherwise, as well as their rights under this Article.

Without limiting the application of the foregoing, the Stockholders or Board of Directors may adopt by-laws from time to time with respect to indemnification, to provide at all time the fullest indemnification permitted by the laws of the State of Nevada, and may cause the Corporation to purchase and maintain insurance on behalf of any person who is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust or other enterprises against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Corporation would have the power to indemnify such person. The indemnification provided in this Article shall continue as to a person who has ceased to be a Director, Officer, Employee or Agent, and shall inure to the benefit of the heirs, executors and administrators of such person.

                                    ARTICLE X

                                   AMENDMENTS

Subject at all times to the express provisions of Section 4.03 which cannot be amended, this Corporation reserves the right to amend, alter, change, or repeal any provision contained in these Articles of Incorporation or its Bylaws, in the manner now or hereafter prescribed by statute or by these Articles of Incorporation or said Bylaws, and all right conferred upon the Stockholders are granted subject to this reservation.

                                   ARTICLE XI

                               POWERS OF DIRECTORS

In furtherance and not in limitation of the powers conferred by statute the Board of Directors is expressly authorized:

(1) Subject to the Bylaws, if any, adopted by the Stockholders, to make, alter or repeal the Bylaws of the Corporation;

(2) To authorize and cause to be executed mortgages and liens, with or without limit as to amount, upon the real and personal property of the Corporation;

(3) To authorize and guaranty by the Corporation of securities, evidences of indebtedness and obligations of other persons, Corporations and business entities;

(4) To set apart out of any of the  funds  of   the  Corporation  available  for
distributions a reserve or reserves for any proper purpose and to abolish any such reserve;

(5) By resolution, to designate one or more committees, each committee to consist of at least one Director of the Corporation, which, to the extent provided in the resolution of in the Bylaws of the Corporation, shall have any may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be stated in the Bylaws of the Corporation or as may be determined from time to time by resolution adopted by the Board of Directors; and

(6) To authorize the Corporation by its Officers or agents to exercise all such powers and to do all such acts and things as may be exercised or done by the Corporation, except and to the extent that any such statute shall require action by the Stockholders of the Corporation with regard to the exercising of any such power or the doing of any such act or thing.

In addition to the powers and authorities hereinbefore or by statute expressly conferred upon them, the Board of Directors may exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, except as otherwise provided herein and by law.

IN WITNESS WHEREOF, I have hereunto set my hand this 15th day of July, 2002, hereby declaring and certifying that the facts stated hereinabove are true.

/s/Cort W. Christie

Cort W. Christie

(For Nevada  Corporate  Headquarters, Inc.)

I, NEVADA CORPORATE HEADQUARTERS, INC. hereby accept as Resident Agent for the previously name Corporation on 15th day of July,2002.

 /s/  Dianna R.  Temple

Dianna R. Temple-Office Administrator

(On behalf of Nevada Corporate Headquarters, Inc.)