Form 10QSB
period 2006-06-30
ZINGO, INC
filed 2006-08-11
CIK 1230524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                       For the quarterly period ended June 30, 2006
                                                     ----------------

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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of August 11, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                                   ZINGO, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
     PART I.  FINANCIAL INFORMATION

     ITEM I - Unaudited Consolidated Financial
          Statements

         Consolidated Balance Sheets as of June 30,
         2006(Unaudited) and December 31, 2005 (Audited)                   1


         Consolidated Statements of Operations
         for the Three and Six Months Ended June 30,
         2006 and 2005 (Unaudited)                                         2


         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30,
         2006 and 2005 (Unaudited)                                         3

         Notes to Consolidated Financial Statements                        4

     ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.                                                       6

     ITEM 3 - Controls and Procedures.                                     7


     PART II. OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                              8

     ITEM 6 - Exhibits                                                     8


     EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                  June 30          December 31,
ASSETS                                                             2006                2005
--------------------------------------------------------------------------------------------------
Current assets:

  Cash                                                       $          16,435   $        604
  Accounts receivable, net of allowance for
       doubtful accounts of  $2,465                                     22,620          5,585

  Inventories                                                           48,184         11,541

  Prepaid expenses                                                      56,799         45,207
                                                            -------------------- -----------------

           Total current assets                                        144,038         62,937

Property and equipment, net                                            102,444         39,458


Other assets                                                           41,239          40,760
                                                            -------------------- -----------------

                                                             $        287,721    $    143,155
                                                            ==================== =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------
Current liabilities:

  Accounts payable                                           $          55,218   $     52,357
  Accrued expenses                                                      50,107         10,591
  Deferred revenues                                                      2,990          2,065
  Advances from related party                                        2,219,739      1,036,262
                                                            -------------------- -----------------
           Total current liabilities                                 2,328,054      1,101,275

Stockholders' deficit
  Common stock, $.001 par value, 250,000,000
           shares authorized, 115,000,000 issued and
           outstanding                                                 115,000        115,000

Par value in excess of assets received                                 (89,205)       (89,205)

Accumulated deficit                                                 (2,066,128)      (983,915)
                                                            -------------------- -----------------
           Total shareholders' deficit                             (2,040,333)       (958,120)
                                                            -------------------- -----------------
                                                             $        287,721     $   143,155
                                                            ==================== =================


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the periods                            (UNAUDITED)        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
                                           SIX MONTHS          SIX MONTHS        THREE MONTHS       THREE MONTHS
                                              ENDED              ENDED              ENDED               ENDED
                                          June 30, 2006      June 30, 2005      June 30, 2006       June 30, 2005
--------------------------------------------------------------------------------------------------------------------
Sales                                   $        319,135    $        34,331    $        203,241    $        16,179
Cost of sales                                    561,896             39,653             322,063             14,652
                                        ----------------------------------------------------------------------------
   Gross profit (loss)                          (242,761)            (5,322)           (118,822)             1,527

General and administrative                       840,037            182,342              459,771             86,024
                                        ----------------------------------------------------------------------------
  (Loss) from operations                      (1,082,798)          (187,664)            (578,593)           (84,497)

Other income (expense)                               584                  -                  297                  -
                                        ----------------------------------------------------------------------------
Net (loss)                              $     (1,082,214)   $      (187,664)   $        (578,296)  $        (84,497)
                                       ==================== ================= =================== ==================


Net (loss) per share                   $           (0.01)   $         (0.01)   $           (0.01)  $          (0.00)
                                       ==================== ================= =================== ==================


Weighted shares outstanding                  115,000,000         35,000,000           115,000,000        35,000,000




SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


For the six months ended                                                             (UNAUDITED)        (UNAUDITED)
                                                                                    June 30, 2006      June 30, 2005
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net (loss)                                                                        $     (1,082,213)   $       (187,664)
Items not affecting cash flows
                          Depreciation                                                       8,788              17,750
                          Allowance for doubtful
                          accounts                                                               -                   -
                         (Increase) in accounts
                          receivable                                                       (17,035)             (1,724)
                         (Increase) decrease in
                          inventories                                                      (36,643)             (3,218)
                         (Increase) decrease in prepaid expenses                           (11,592)             18,798
                         Increase in accounts payable and accrued expenses                  42,377              11,495
                         Increase in deferred revenue                                          925                   -
                                                                                   ----------------- -------------------
                            Net cash (applied to) operating activities                  (1,095,393)           (144,563)
                                                                                   ----------------- -------------------

Cash Flows from Investing Activities

                         Purchase of property and equipment                                (71,774)             (6,091)
                         Increase in other assets                                             (479)            (25,918)
                                                                                   ----------------- -------------------
                            Net cash (applied to) financing activities                     (72,253)            (32,009)
                                                                                   ----------------- -------------------

Cash Flows from Financing Activities
                         Cash provided by parent majority shareholder                    1,183,477             178,690
                                                                                   ----------------- -------------------
                            Net cash provided by financing activities                    1,183,477             178,690
                                                                                   ----------------- -------------------

Increase (decrease) in cash                                                                 15,831               2,118

Cash at beginning of period                                                                    604               1,776
                                                                                   ----------------- -------------------

Cash at end of period                                                              $        16,435   $           3,894
                                                                                   ================= ===================

SEE NOTES TO FINANCIAL STATEMENTS

Zingo, Inc.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Financial Statement Presentation
The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-KSB for the year ended December 31, 2005 as filed with the Securities Exchange Commission.

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

Note 3.  Business combination

Effective August 8, 2005, the Company entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, which was a wholly owned subsidiary of Hybrid Technologies, Inc. (Hybrid). The transaction was completed August 19, 2005 by the issuance of 80,000,000 shares of the Company's stock in exchange for all of the outstanding shares of WhistlerTel's common stock.

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

Zingo, Inc.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Business combination - continued

The following proforma statements of operations gives effect to the transaction as if it had occurred as of the start of the periods presented

     Three months ended June 30, 2005
     --------------------------------
                                                                            pro-forma
                                                       As reported         adjustments         Pro-forma
                                                    ------------------- ------------------- -----------------
     Revenues                                        $       16,179      $           -       $      16,179
     Costs and expenses                                    (100,676)           (12,642)           (113,318)
                                                    ------------------- ------------------- -----------------
     Net (loss)                                      $      (84,497)     $     (12,642)      $     (97,139)
                                                    =================== =================== =================

     (Loss) per share                                         $0.00              $0.00               $0.00


     Six months ended June 30, 2005
     ------------------------------
                                                                            pro-forma
                                                       As reported         adjustments         Pro-forma
                                                    ------------------- ------------------- -----------------
     Revenues                                        $       34,331      $            -      $     34,331
     Costs and expenses                                    (221,995)            (25,029)         (247,024)
                                                    ------------------- ------------------- -----------------
     Net (loss)                                      $     (187,664)     $      (25,029)     $   (212,693)
                                                    =================== =================== =================

     (Loss) per share                                        -$0.01               $0.00            -$0.01


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


We had been engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005. On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc. ("Whistlertel"), a Nevada corporation, which was formerly a wholly-owned subsidiary of Hybrid Technologies, Inc. On August 19, 2005, we completed the acquisition of Whistlertel in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance. We have changed the name of the Whistlertel subsidiary we acquired to Zingo Telecom, Inc. Through our Zingo Telecom subsidiary we offer telecommunications services to business and residential customers utilizing VoIP technology. We plan to focus our efforts in many parts of the globe where the area is equipped broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system.


SIX MONTHS ENDED JUNE 30, 2006 AND 2005

We incurred a net loss of $1,082,214 the six months ended June 30, 2006, which included general and administrative costs of $840,037.

We had sales of $319,135 for the six-month period ended June 30, 2006. Our gross loss on our sales for this six month period was $242,761. Our net loss for the six-month period ended June 30, 2006, increased from the comparative period in fiscal 2005 (from $187,664 in 2005 to $1,082,214 in 2006). This was primarily due to an increase in administrative costs from $182,342 in 2005 to $840,037 in 2006.

PLAN OF OPERATION

At June 30, 2006, we had a working capital deficiency of $2,184,016 and a stockholders' deficit of $2,040,333.

We now have approximately 4,000 subscribers for our telecommunications services. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. We have initiated an aggressive marketing campaign on the Internet and television.

However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of June 30, 2006, we had cash on hand of $16,435. Our liabilities at the same date totaled $2,328,054.


Commercial Initiatives

         Our immediate focus is in servicing North American customers and developed international countries with broadband infrastructure. We have approximately 4,000 customers. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.


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

              During the six-month period ended June 30, 2006, we received $1,183,477 in advances from our major shareholder.

         At June 30, 2006, we had $16,435 cash on hand. Our ability to raise additional capital is affected by trends and uncertainties beyond our control. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

     On April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by the inquiry and a broad range of other matters. The subpoena, inter alia, requests documents relating to: consultants to the Company, compensation paid to consultants, press releases and drafts thereof, articles concerning the Company in newsletter or other publications, participants in drafting press releases and articles, publication of press releases and articles, and supporting information for press releases and companies referred to therein. Copies of board of director minutes and of records of securities and options issuances have also been requested by the SEC pursuant to this subpoena. We are cooperating with the SEC in response to this subpoena. Our Chief Executive Officer, Holly Roseberry, has provided testimony to the Commission in this matter.


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

                                             Zingo, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Chief Executive Officer and
                                             Principal Financial Officer)
                                             Dated: August 11, 2006