Form 10QSB
period 2006-09-30
ZINGO, INC
filed 2006-11-14
CIK 1230524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2006
                                ----------------

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



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of November 10, 2006.

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

         Consolidated Balance Sheets as of September 30,
         2006(Unaudited) and December 31, 2005 (Audited)                1


         Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30,
         2006 and 2005 (Unaudited)                                      2


         Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30,
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



     EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                  September 30,       December 31,
ASSETS                                                                                2006                2005
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                                       $           -        $         604
     Accounts receivable, net of allowance for
     doubtful accounts of  $25,109 and $2,465, respectively                             8,645                5,585
     Inventories                                                                       41,308               11,541
     Prepaid expenses                                                                  53,751               45,207
                                                                               -------------------- ------------------
                       Total current assets                                           103,704               62,937

Property and equipment, net                                                            94,416               39,458

Other assets                                                                           40,256               40,760
                                                                               -------------------- ------------------
                                                                                $     238,376        $     143,155
                                                                               ==================== ==================


LIABILITIES AND SHAREHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Cash Overdraft                                                             $      50,786        $           -
     Accounts payable & accrued expenses                                               81,074               62,948
     Deferred revenues                                                                  2,990                2,065
     Advances from related party                                                    2,574,495            1,036,262
                                                                               -------------------- ------------------
                       Total current liabilities                                    2,709,345            1,101,275

Stockholders' deficit
     Preferred stock, $.001 par value, 10,000,000
                       shares authorized, 0 issued and
                       outstanding                                                          -                    -
     Common stock, $.001 par value, 250,000,000
                       shares authorized, 115,000,000 issued and outstanding          115,000              115,000

Par value in excess of assets received                                                (89,205)             (89,205)

Accumulated deficit                                                                (2,496,764)          (983,915)
                                                                               -------------------- ------------------

     Total shareholders' deficit                                                   (2,470,969)          (958,120)
                                                                               -------------------- ------------------
                                                                                $     238,376        $   143,155
                                                                               ==================== ==================


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


For the periods                                 (UNAUDITED)         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                NINE MONTHS         NINE MONTHS         THREE MONTHS         THREE MONTHS
                                                   ENDED               ENDED                ENDED                ENDED
                                                Sept 30, 2006       Sept 30, 2005       Sept 30, 2006        Sept 30, 2005
------------------------------------------------------------------------------------------------------------------------------

Sales                                        $    595,248         $      40,761        $      276,113      $        12,784
Cost of sales                                     868,472                58,688               306,576               17,074
                                             ---------------------------------------------------------------------------------
   Gross profit (loss)                           (273,224)              (17,927)              (30,463)              (4,290)

General and administrative                      1,240,526               339,659               400,489              158,904
                                             ---------------------------------------------------------------------------------
  (Loss) from operations                       (1,513,750)             (357,586)             (430,952)            (163,194)

Other income (expense)                                900                     -                   316                    -
                                             ---------------------------------------------------------------------------------
Net (loss)                                    $   (1,512,850)    $     (357,586)      $      (430,636)     $      (163,194)
                                             =================================================================================


Net (loss) per share                          $     (0.01)       $       (0.01)       $         (0.00)     $         (0.00)
                                             =================== =================== ==================== ====================


Weighted shares outstanding                     115,000,000         58,000,000            115,000,000           35,000,000



SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


For the nine months ended                                                                      (UNAUDITED)       (UNAUDITED)
                                                                                              Sept 30, 2006      Sept 30, 2005
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net (loss)                                                                               $    (1,512,850)       $     (357,586)
Items not affecting cash flows
                         Depreciation                                                             27,975                 1,775
                         Allowance for doubtful
                          accounts                                                                22,644                     -
                         (Increase) in accounts
                         receivable                                                              (25,704)               (2,330)
                         (Increase) decrease in
                         inventories                                                             (29,767)              (25,888)
                         (Increase) decrease in prepaid expenses                                  (8,544)               (2,043)
                         Increase in accounts payable and accrued expenses                        18,126                 1,686
                         Increase in deferred revenue                                                925                     -
                                                                                            ------------------ -----------------
                            Net cash (applied to) operating activities                        (1,507,195)             (384,386)
                                                                                            ------------------ -----------------

Cash Flows from Investing Activities
                         Purchase of property and equipment                                      (82,932)              (10,437)
                         Increase in other assets                                                    504               (40,229)
                                                                                            ------------------ -----------------
                            Net cash (applied to) financing activities                           (82,428)              (50,666)
                                                                                            ------------------ -----------------

Cash Flows from Financing Activities
                         Cash provided by parent majority shareholder                          1,538,233               437,256
                                                                                            ------------------ -----------------
                            Net cash provided by financing activities                          1,538,233               437,256
                                                                                            ------------------ -----------------

Increase (decrease) in cash                                                                      (51,390)                2,204

Cash at beginning of period                                                                          604                   936
                                                                                            ------------------ -----------------

Cash (overdraft) at end of period                                                            $   (50,786)       $        3,140
                                                                                            ================== =================



SEE NOTES TO FINANCIAL STATEMENTS

Zingo, Inc.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Financial Statement Presentation
The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

Reclassification
Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform with the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

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

Zingo, Inc.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Business combination - continued

The following proforma statements of operations gives effect to the transaction as if it had occurred as of the start of the periods presented

  Three months ended September 30, 2005

                                         pro-forma
                        As reported      adjustments      Pro-forma
                       --------------- ---------------- --------------
  Revenues             $        12,784  $        -       $      12,784
  Costs and expenses            17,074     (12,642)              4,432
                       --------------- ---------------- --------------
  Net (loss)           $        (4,290) $  (12,642)      $      17,216
                       =============== ================ ==============

  (Loss) per share               $0.00       $0.00          $0.00


  Nine months ended September 30, 2005

                                          pro-forma
                        As reported      adjustments      Pro-forma
                       --------------- ---------------- --------------
  Revenues             $       40,761   $         -      $      40,761
  Costs and expenses           58,688       (25,029)            33,659
                       --------------- ---------------- --------------
  Net (loss)           $      (17,927)  $   (25,029)     $      74,420
                       =============== ================ ==============

  (Loss) per share          $0.00            $0.00          $0.00


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

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

We incurred a net loss of $1,512,850 the nine months ended September 30, 2006, which included general and administrative costs of $1,240,526.

We had sales of $595,248 for the nine-month period ended September 30, 2006. Our gross loss on our sales for this nine month period was $273,224. Our net loss for the nine-month period ended September 30, 2006, increased from the comparative period in fiscal 2005 (from $357,586 in 2005 to $1,512,850 in 2006). This was primarily due to an increase in administrative costs from $339,569 in 2005 to $1,240,526 in 2006.

PLAN OF OPERATION

At September 30, 2006, we had a working capital deficiency of $2,605,641 and a stockholders' deficit of $2,470,969.

As of the period immediately preceding filing this report, we now have approximately 5,000 subscribers for our telecommunications services. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. We have initiated an aggressive marketing campaign on the Internet and television.

However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of September 30, 2006, we had no cash on hand and a bank overdraft of $50,786. Our liabilities at the same date totaled $2,709,345.

Commercial Initiatives

         The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. We plan to focus our efforts in many parts of the globe where the area is equipped with broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system. The immediate focus is Canada, Central, Latin America, Europe and developed countries in Asia.
We have approximately 5,000 customers. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

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

           During the nine-month period ended September 30, 2006, we received $ 1,538,233 in advances from our major shareholder.

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

CRITICAL ACCOUNTING ISSUES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other Matters

Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities using fair value. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not." FIN 48 also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006, The implementation of FIN 48 could have a material effect on the consolidated balance sheets and results of operations but the effect of such implementation is not determinable at this time.

In December 2004 the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29, "Exchange of Nonmonetary Assets." SFAS No. 153 amends APB Opinion No.29 by eliminating the exception under APB No. 29 for nonmonetary assets of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS no. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that required compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No.

123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for the stock-based compensation costs using the modified prospective method at the time of adoption. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $292,500 during the nine months ended September 30, 2006. The adoption of SFAS 123(R) did have a material effect on the consolidated balance sheets as of September 30, 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2006.

FOREIGN CURRENCY TRANSLATION

The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Accumulated Other Comprehensive Income. The translation gains or losses were not material for the nine months ended September 30, 2006.

INTANGIBLES

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indications are identified.

Quantitative and Qualitative Disclosures About Market Risk

Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

The  Company's  carrying  values  of  cash,  marketable   securities,   accounts
receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.

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

                                             Zingo, Inc.

                                              /s/Holly Roseberry
                                             --------------------------
                                             Holly Roseberry
                                             President and Director
                                             (Chief Executive Officer and
                                             Principal Financial Officer)
                                             Dated: November 14, 2006