Form 10KSB
period 2006-12-31
ZINGO, INC
filed 2007-04-16
CIK 1230524

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the fiscal year ended December 31, 2006
                                ----------------
[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the transition period from                 to
                                        ------------   -------------------
COMMISSION FILE NUMBER:          000-50693
                            ------------------

                                   ZINGO, INC.
    -----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                NEVADA                        71-0915828
-----------------------------------------     -------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada                             89110
-----------------------------------------     ---------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State issuer's revenues for its most recent fiscal year:  $949,222

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $26,600,000 based on the closing price for our shares of common stock of $.76 on April 12, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 115,000,000 shares of common stock as at April 12, 2007.

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


         Liquidity and Capital Resources

      As of December 31, 2006, we had cash on hand of $8,532. During our fiscal year ended December 31, 2006, we have incurred operating losses totaling $2,003,924. On December 31, 2006, we had a working capital deficiency of $3,086,124 and a stockholders' deficit of $2,960,799.


         We had 115,000,000 shares of common stock issued and outstanding as of April 10, 2007. Our common stock is traded on the OTC Bulletin Board.

General
--------

         We  are   engaged   in   providing   highly   reliable   and   advanced
telecommunications services through our VoIP system that utilizes the Internet.


Our Telecommunications Operations
---------------------------------

            We offer telecommunications services to business and residential customers utilizing VoIP technology. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. Our telecommunications operations are conducted through our subsidiary, Zingo
Telecom, Inc. We plan to focus our efforts in North America and developed countries where the area is equipped with broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system. Our immediate focus is North America.

         We interconnect to PSTN (Public Switched Telephone Networks) through a number of third party providers via VoIP, where the digital to analog for both inbound and outbound calls is done by these third party providers. We have no direct contracts with local telephone companies for direct PSTN connections. Certain intellectual property issues regarding access to PSTN connections are the subject of ongoing litigation by Verizon New York Inc. and affiliated companies ("Verizon"). According to Verizon's complaint against Vonage Inc. ("Vonage") filed in June 2006, Vonage used Verizon's patented technology for VoIP services including inventions related to gateway interfaces between a packet-switched and circuit-switched network, billing and fraud detection, call services such as call forwarding and voicemail and methods related to Wi-Fi handset use in a VoIP network. Verizon has received an initial favorable court decision in litigation against Vonage Inc., which decision is under appeal by Vonage. At this time we cannot predict what effect, if any, this or other similar litigation could have on our business.


         We had approximately 5,800 customers as of December, 2006. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

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

     Reliability  issues with VoIP include:
       o First of all, VoIP is dependent on wall power.
       o Many home systems may be integrated into the phone line. Digital video recorders, digital subscription TV services and home security systems all use a standard phone line to operate. There is currently no way to integrate these products with VoIP.
       o For emergency 911 calls there is no way to associate a geographic location with an IP address. There is no way to know which call center to route the emergency call to and which EMS should respond.
       o Because VoIP uses an Internet connection, it is susceptible to all the problems normally associated with home broadband services. These factors will affect call quality:
         |X|      Latency
         |X|      Jitter
         |X|      Packet loss

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

     We offer monthly rate plans structured like cell phone plans for $19.95 per month for home use. On the business end, we offer unlimited plans for $49.95.


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

Employees
---------

         As of the date of this report, we have 12 employees. We employ two consultants.


Research and Development Expenditures
-------------------------------------

         We incurred no research and development expenditures in our fiscal years ended December 31, 2005 and 2006.


Patents and Trademarks
----------------------

         The Company does not own, either legally or beneficially, any patents or trademarks.


Risk Factors
------------

         You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE DO NOT HAVE SUFFICIENT REVENUES TO SUSTAIN OUR OPERATIONS

         We have not had sufficient revenues from our telecommunication operations to operate without substantial loans from our major stockholder, Hybrid Technologies, Inc. As of December 31, 2006, we had cash on hand of $8,532. During our fiscal year ended December 31, 2006, we have incurred operating losses totaling $2,003,924. On December 31, 2006, we had a working capital deficiency of $3,086,124 and a stockholders' deficit of $2,960,799. We expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.


IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

         Our current operating funds are less than necessary for commercialization of our products, and therefore we will need to obtain additional financing in order to complete our business plan. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.


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


VERIZON IS CLAIMING INFRINGMENT OF ITS PATENTS IN LITIGATION AGAINST VOIP PROVIDERS CONNECTING TO PSTN'S.


We interconnect to PSTN's (Public Switched Telephone Networks) through a number of third party providers via VoIP, where the digital to analog for both inbound and outbound calls is done by these third party providers. Certain intellectual property issues regarding access to PSTN connections are the subject of ongoing litigation by Verizon New York Inc. and affiliated companies ("Verizon"). Verizon commenced litigation against Vonage Inc., a major provider of VoIP services, in June 2006, and has received an initial favorable court decision, which decision is under appeal by Vonage. At this time we cannot predict what effect, if any, this or other similar litigation could have on our business. Adverse court decisions in litigation against companies that are held to be using Verizon's patented technologies for access to PSTN's could have a significant adverse effect on our business. As described under "Item 3. Legal Proceedings", we have received a subpoena from Verizon in one of these cases, although we are not a party to the case. We have had no commercial dealings with the defendant company in that case and are responding accordingly to the subpoena.

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

Security breaches. We depend on the security of our third-party telecommunications service providers. Unauthorized or inappropriate access to, or use of, these networks could potentially jeopardize the security of confidential information of our customers and of third parties in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party network providers may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

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

We also have an office at 2929 East Commercial Blvd., Suite 601, Fort Lauderdale, Florida. We have leased this office, commencing March 9, 2007, for a period of one year at a monthly rental of $1359.

ITEM 3.     LEGAL PROCEEDINGS.

         We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

         In addition, in March 2007 the Company was served a subpoena to produce documents related to legal proceedings initiated by Verizon involving parties that included a former prospective Company vendor. We have no responsive documents to this subpoena and will so advise the court. Management does not believe the Company will become a party to these proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2006.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.


As of April 12, 2007, there were approximately 37 record owners of the Company's Common Stock. The Company's Common Stock started quoting for trade on December 1, 2004 on the National Association of Securities Dealers OTC Bulletin Board under the symbol "JVKG". Bid quotations for the common stock commenced September 1, 2005.


Period                                               High           Low
------                                               ----           ---
September 1 to September 30, 2005                    $5.54         $.50
October 1 to December 31, 2005                       $6.35        $2.28

January 1 to March 31, 2006                          $8.86        $5.25
April 1 to June 30, 2006                             $3.65        $8.10
July 1 to September 30, 2006                         $3.00        $5.75
October 1 to December 31, 2006                       $4.30        $1.15

January 1 to March 31, 2007                          $1.41         $.57


Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

Recent Sales of Unregistered Securities

---------- ----------------     ----------   ----------   ----------------------
  Date      Title and Amount    Purchasers   Principal    Total Offering Price/
                                             Underwriter  Underwriting Discounts
---------- ---------------      ----------   ----------   ----------------------


August 19,  80,000,000 shares    Hybrid          NA             $-0-/NA
2005        common stock issued  Technologies,
            to Hybrid            Inc.
            Technologies, Inc.
            in connection with
            the acquisition of
            all of the outstanding
            stock of WhistlerTel,
            Inc., a subsidiary
            of Hybrid Technologies,
            Inc.
---------- ------------------   ----------   ----------   ----------------------

Securities Authorized for Issuance under Equity Compensation Plans


         The following table sets forth as of December 31, 2006 information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

-------------------- ---------------------------- ---------------------------- -----------------------
                                (a)                          (b)                          (c)
Plan category         Number of securities to be   Weighted-average exercise   Number of securities
                      issued upon exercise of      price of outstanding        remaining available for
                      outstanding options,         options, warrants and       future issuance under
                      warrants and rights          rights                      equity compensation
                                                                               plans

                                                                               (excluding securities
                                                                               reflected in
                                                                               column (a))
------------------- ---------------------------- ---------------------------- ------------------------
Equity compensation plans
approved by security holders      -0-                        --                               -0-
------------------- ---------------------------- ---------------------------- ------------------------

Equity compensation plans not
approved by security holders      -0-                        --                               -0-
------------------- ---------------------------- ---------------------------- ------------------------

Total                             -0-                        --                               -0-
-------------------------- ---------------------------- ---------------------------- -----------------

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

We had been engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005. On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc., a Nevada corporation, which was formerly a wholly-owned subsidiary of our majority stockholder, Hybrid Technologies. On August 19, 2005, we completed the acquisition of this subsidiary in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance to Hybrid Technologies. Through this subsidiary (now renamed Zingo Telecom, Inc.) we offer telecommunications services to business and residential customers utilizing VoIP technology. We plan to focus our efforts in many parts of the globe where the area is equipped with broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a highly advanced telephone system.

Results Of Operations for the Year Ended December 31, 2006

We incurred a net loss of $2,002,539 in the year ended December 31, 2006, which included general and administrative costs of $1,696,036.

2006 COMPARED WITH 2005

We had sales of $949,222 in the year ended December 31, 2006, as compared with $105,637 in 2005. Our gross loss on our sales for 2006 was $307,888, and for 2005, $84,945. Our net loss increased to $2,002,539 in 2006 from $958,120 in
2005 primarily due to an increase in administrative costs from $873,831 in 2005 to $1,696,036 in 2006.

PLAN OF OPERATION

At December 31, 2006, we had a working capital deficiency of $3,086,124 and a stockholders' deficit of $2,960,799.

We had approximately 5,800 subscribers as of December 2006. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of December 31, 2006, we had cash on hand of $8,532. Our liabilities at December 31, 2006, totaled $3,176,066.

Commercial Initiatives

        The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides highly reliable and advanced telecommunications services. We plan to focus our efforts in North America and developed countries where the area is equipped with broadband access for Internet services. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.


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

           In the year ended December 31, 2006, we had received approximately $1,898,786 in advances from our principal stockholder, Hybrid Technologies. Without such funding, we could not stay in business.


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

CRITICAL ACCOUNTING POLICIES

Recently issued pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in various situations. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of SFAS No. 156 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of FIN. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS.








                                   ZINGO, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2006

                                   Zingo, Inc.

                          Index to Financial Statements

Report of Independent Registered Accounting Firm                             16

Consolidated Balance Sheet as of December 31, 2006                           17

Consolidated Statements of Operations for the years ended
December 31, 2006  and 2005                                                  18

Consolidated Statement of stockholders' (deficit) for the
year ended December 31, 2006                                                 19

Consolidated Statement of cash flows for the year ended December 31, 2006    20

Notes to the financial statements                                            21

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Zingo, Inc.

We have audited the accompanying consolidated balance sheets of Zingo, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Zingo, Inc. as of December 31, 2006 and 2005 and the results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,002,539 and $958,120 as of December 31, 2006 and 2005, respectively. At December 31, 2006, current liabilities exceeded current assets by $3,086,124 and total liabilities exceeded total assets by $2,960,799. As of December 31, 2005, current liabilities exceeded current assets by $1,038,338 and total liabilities exceeded total assets by $958,120. These factors, and others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Mason Russell West, LLC
Littleton, CO
April 10, 2007

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
ASSETS                                                                               2006
--------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                                              $    8,532
     Accounts receivable, net of allowance for
     doubtful accounts of $45,794 and $2,465, respectively.                                14,775
     Inventories                                                                           13,475
     Prepaid expenses                                                                      53,160
                                                                              --------------------

                      Total current assets                                                 89,942


Property and equipment, net                                                                84,744


Other assets                                                                               40,581
                                                                              --------------------
                                                                                      $   215,267
                                                                              ====================


LIABILITIES AND SHAREHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable & accrued expenses                                              $   238,028
     Deferred revenues                                                                      2,990
     Advances from related party                                                        2,935,048
                                                                              --------------------
                      Total current liabilities                                         3,176,066

Stockholders' deficit
     Common stock, $.001 par value, 250,000,000
                  shares authorized, 115,000,000 issued and outstanding                   115,000

Par value in excess of assets received                                                   (89,205)
Accumulated deficit                                                                   (2,986,594)
                                                                              --------------------
                         Total shareholders' deficit                                  (2,960,799)
                                                                              --------------------
                                                                                      $   215,267
                                                                              ====================

SEE NOTES TO FINANCIAL STATEMENTS

ZINGO,  INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods                                                        TWELVE MONTHS            TWELVE MONTHS
                                                                           ENDED                    ENDED
                                                                       Dec. 31, 2006            Dec. 31, 2005
------------------- -- --------- ---------- ---------- ----------- ---------------------- ----------------------
Sales                                                             $          949,222      $            105,637
Cost of sales                                                              1,257,110                   190,582
                                                                   ---------------------------------------------
 Gross profit
(loss)                                                                      (307,888)                  (84,945)

General and administrative                                                 1,696,036                   873,831
                                                                   ---------------------------------------------
(Loss) from operations                                                    (2,003,924)                 (958,776)

Other income (expense)                                                           159                       656
Interest income                                                                1,226                         -
                                                                   ---------------------------------------------
Net (loss)                                                        $       (2,002,539)     $           (958,120)
                                                                   =============================================


Net (loss) per share                                              $            (0.02)     $              (0.01)
                                                                   =============================================

Weighted shares outstanding                                              115,000,000                65,000,000


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT                                             Deficit
                                                                             Par value     accumulated
                                                                             in excess      during the
                                                   Shares       Par value    of assets   development stage       Total
                                                -------------- ----------- ------------ ------------------- -------------
Balance January 1, 2005                           35,000,000   $   35,000  $         -  $          (83,674) $    (48,674)


Net loss for period ended August 2005                      -            -            -             (25,029)      (25,029)

Contribution of related party debt to capital              -            -       48,674                   -         48,674

Record issuance of stock                          80,000,000       80,000     (137,879)             82,908         25,029
                                                -------------- ----------- ------------ ------------------- -------------


As adjusted for reverse acquisition              115,000,000      115,000      (89,205)            (25,795)             -
Net loss for the year ended
  December 31, 2005                                        -            -            -            (958,120)     (958,120)
                                                -------------- ----------- ------------ ------------------- -------------


Balance December 31, 2005                        115,000,000      115,000      (89,205)           (983,915)      (958,120)

Net loss for the year ended
  December 31, 2006                                        -            -            -          (2,002,539)    (2,002,539)
                                                -------------- ----------- ------------ ------------------- --------------

Balance December 31, 2006                        115,000,000   $  115,000    $ (89,205) $      (2,986,454)  $  (2,960,659)
                                                ============== =========== ============ =================== ==============


SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the twelve months ended
                                                                            Dec. 31, 2006     Dec. 31, 2005
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net (loss)                                                                 $   (2,002,679)      $  (958,120)
Items not affecting cash flows

             Depreciation                                                          32,312              8,393
             Bad debt expense                                                      43,329              2,465

             (Increase) in accounts receivable                                    (52,519)            (2,355)
             (Increase) decrease in inventories                                    (1,934)             7,362

             (Increase) decrease in prepaid expenses                               (7,953)           (19,808)
             Increase in accounts payable and accrued expenses                    175,080             60,296
             Increase in deferred revenue                                             925                  -
                                                                          ----------------------------------

                       Net cash (used for) operating activities                (1,813,439)          (901,767)
                                                                          ---------------------------------

Cash Flows from Investing Activities

             Purchase of property and equipment                                   (77,598)           (15,425)

             Increase in other assets                                                 179            (40,760)
                                                                          ----------------------------------

                       Net cash (applied to) financing activities                 (77,419)           (56,185)
                                                                          ----------------------------------

Cash Flows from Financing Activities

             Cash provided by parent majority shareholder                       1,898,786            956,780
                                                                          ----------------------------------

                       Net cash provided by financing activities                1,898,786            956,780
                                                                          ----------------------------------

Increase (decrease) in cash                                                         7,928             (1,172)

Cash at beginning of period                                                           604              1,776
                                                                          ----------------------------------

Cash (overdraft) at end of period                                          $        8,532       $        604
                                                                          ==================================

Supplemental disclosures of non cash transactions
             Related party liability contributed to capital                $            -       $     48,674

SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of business and significant accounting policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

The business combination has been accounted for as a reverse acquisition as Hybrid has acquired sufficient stock to control the Company. Management believes that it may be beneficial to Zingo to have a market for its stock separate and apart from the market for the parent company's stock. As a reverse acquisition, the capital structure, i.e. common Stock of JavaKing, remains in existence, but the reported historical operations and accumulated deficit are those of WhistlerTel from inception (November 2004). No goodwill or other intangible asset with value was identified in the acquisition.

As a result of the reverse acquisition, the Company is a 69.56% owned subsidiary of Hybrid.

Basis of consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiary, Zingo Telecom, Inc. and Zingo Telecom Canada Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable
The Company provides credit to customer in the normal course of business. An allowance for accounts receivable is estimated by management based in part on the aging of receivables and historical transactions. Periodically management reviews accounts receivable for accounts that appear to be uncollectible and writes off these uncollectible balances against the allowance accordingly.

Inventories
Inventories are stated at the lower of cost or market. Cost is based on the specific identification method.

Property and equipment
Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives

                                                     Lives
                                                     -----
       Furniture and fixtures                       10 years
       Software                                     3-5 years
       Computers                                    5 years

Long-lived assets
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144) "Accounting for Long-Lived Assets". The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that may suggest impairment. The Company recognizes impairment when the sum of undiscounted future cash flows is less than the carrying amount of the asset. The write down of the asset is charged to the period in which the impairment occurs.

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

Comprehensive income (loss)
The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No.130. For the years ended December 31, 2006 and 2005 there is no difference between net income
(loss) and comprehensive income (loss).

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies - continued

Revenues
Revenues are recognized at the time that service is completed or the related products have been installed.

Advertising
Advertising costs are generally expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the years ended December 31, 2006 and 2005 were approximately $126,000 and $ 200,000, respectively.

Shipping and handling
Shipping and handling costs associated with shipping equipment to customers are generally expensed and included in costs of sales.

Recently issued pronouncements
On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to Summary of Significant Accounting Policies - continued

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued pronouncements - continued

the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in various situations. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of SFAS No. 156 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.
The Company does not expect that adoption of FIN. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The following pro-forma statements of operations give effect to the transaction as if it had occurred as of the start of the periods presented.

Twelve months ended December 31, 2005

                                                                (Unaudited)
                                                                Pro-forma       (Unaudited)
                                       As reported              adjustments      Pro-form
                                       -----------              -----------     ------------
Revenues and interest income           $   106,293              $         -     $   106,293
Costs and Expenses                      (1,064,413)                 (25,029)     (1,089,422)
                                       -----------              ------------    ------------
Net (loss)                             $ (958,120)              $   (25,029)    $   (25,029)
                                       ===========              ============    ============

(Loss) per share                           -$0.04                     $0.00            $0.00




Note 4. Other current assets

Other current assets at December 31 consist of:
                                          2006
                                      ------------
    Prepaid expenses                  $     21,497
    Amounts on deposit with Venders         31,633
                                      ------------
                                            53,160
                                      ============

Note 5. Property and equipment

Property and equipment at December 31 consists of:

                                          2006
                                      ------------
    Software                          $     19,933
    Office and computer equipment          100,119
    Furniture                                6,806
                                      ------------
                                           126,918
    Less accumulated depreciation          (42,174)
                                      ------------
                                      $     84,744
                                      ============

Note 6.  Capital stock

As discussed in Note 1 and Note 3, the Company entered into an agreement whereby the Company issued 80,000,000 shares of its common stock to the shareholder of Whistler Tel, Inc. in exchange for all of the shares of WhistlerTel.

During the year ended December 31, 2005, the Company announced a ten for one stock split. All information related to the number of shares or per share information has been adjusted to reflect this stock split.

Note 7.  Income taxes

At December 31, 2006 and 2005, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1,015,000 and $345,000 at December 31, 2006 and 2005 respectively.

Under current tax laws, the cumulative  operating  losses incurred  amounting to
approximately   $2,900,000   and   $985,000  at  December   31,  2006  and  2005
respectively, will begin to expire in 2017.

Note 8.  Commitments and contingencies

The  Company   leases   certain  real  property   under  the  terms  of  certain
non-cancelable operating leases. It is expected that in the normal course of business the lease will be continued or replaced by a similar arrangements.

Future minimum lease payments under these leases are approximately:

Year ending December 31, 2007                  $     9,060
Year ending December 31, 2008                        1,510
                                              ------------
                                               $    10,570
                                              ============

Total rent expense for the years ended December 31, 2006 and 2005 amounted to approximately $38,000 and $17,000, respectively.

The Company has an unconditional obligation to purchase certain technical components it resells and utilizes in its operations. The obligation was for a twelve month period and the Company did not renew the contract in 2007. As of December 31, 2006 the Company was obligated to future purchases amounting to approximately $151,000. During the year ended December 31, 2006 the Company had incurred costs under the obligation amounting to approximately $147,000.

In addition, the Company has provided, as collateral, certain suppliers a letter of credit supplied by a certain financial institution. This arrangement requires that restricted cash be held on deposit with a financial institution and pledged as collateral for a letter of credit provided by the financial institution to suppliers. This restricted cash is recorded as other assets and amounted to approximately $40,000 for both December 31, 2006 and 2005.

Note 9.  Related party transactions

As discussed in Note 2, the Company's principal financing source has been from its parent, Hybrid Technologies, Inc. At December 31, 2006 and 2005 the Company had advances totaling approximately $2,935,000 and $1,036,000, respectively. Total advances amounted to approximately $1,900,000 and $982,000, respectively, during the years ended December 31, 2006 and 2005. Without such funding, the Company could not stay in business.

The advances have no specific repayment terms and do not bear interest. The amounts are reported as current due to the relationship.

Note 10.  (Loss) per share

Loss per share is computed based on the weighted average number of shares outstanding during the year. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

Note 11. Subsequent events

In January 2007, the Company formed an additional subsidiary, Zingo BPO Services Private LTD, to carry on certain support operations.

In addition, in March 2007 the Company was served a subpoena to produce documents related to legal proceedings involving parties that included a former prospective Company vendor. Management does not believe the Company will become a party to these proceedings.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not applicable.





ITEM 8A. CONTROLS AND PROCEDURES.

         As of the end of the fiscal year ended December 31, 2006, covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of Holly Roseberry, the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of March 30, 2005 are as follows:


Name                           Age          Office
--------------------          -----         ------
Holly Roseberry                55           President, Chief Executive
                                            Officer and Director
Mehboob Charania               51           Secretary, Treasurer, and
                                            Director



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


Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2006 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.     EXECUTIVE COMPENSATION


The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company's executive officers.

SUMMARY COMPENSATION TABLE

         The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company's executive officers (the "Named Executives").

-----------------------------------------------------------------------------------------------------------------------
   Name and      Year   Salary    Bonus      Stock      Option      Non-Equity       Change in     All Other    Total
  Principal               ($)      ($)      Awards      Awards      Incentive      Pension Value    Compen-      ($)
   Position                                   ($)        ($)           Plan        and Nonquali-     Sation
                                                                   Compensation    fied Deferred
                                                                       ($)         Compensation
                                                                                     Earnings
                                                                                        ($)

     (a)                                                                                (h)           (i)
                 (b)      (c)      (d)        (e)        (f)           (g)                                       (j)
-----------------------------------------------------------------------------------------------------------------------
Chen Wu,        2005                                                                                             -0-
President and
Chief
Executive
Officer from
July 22, 2002
to August 30,
2005
-----------------------------------------------------------------------------------------------------------------------
Holly           2005                                                                                             -0-
Roseberry,
President and
Chief
Executive
Officer from
August 30,
2005
-----------------------------------------------------------------------------------------------------------------------
                2006                                                                               $5,000*     $5,000
-----------------------------------------------------------------------------------------------------------------------
Mehboob         2005                                                                                             -0-
Charania,
Secretary and
Director
-----------------------------------------------------------------------------------------------------------------------
                2006                                                                                             -0-
-----------------------------------------------------------------------------------------------------------------------

*        Ms. Roseberry received director's fees of $5,000 in 2006.


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

DIRECTOR COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but we paid director's fee of $5000 to Holly Roseberry for services rendered as a director in the period ended December 31, 2006.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


Principal Stockholders


The following table sets forth, as of April 12, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                       Amount and Nature of                  Percentage
Name and Address of Beneficial Owner                   Beneficial Ownership                 of Class(1)
-------------------------------------------------------------------------------------------------------
Chen Wu                                              10,000,000 common shares                  8.69%
#248, 811A Ryan Road
Richmond, B.C. V7A 2E4
Canada
-------------------------------------------------------------------------------------------------------
Udaya Madanayake                                     10,000,000 common shares                  8.69%
1532 Manning Avenue
Port Coquitlam, B.C. V3B 1K5
Canada
-------------------------------------------------------------------------------------------------------
Directors and Executive Officers as a Group                    -0-                              -0-%
-------------------------------------------------------------------------------------------------------
Hybrid Technologies, Inc.
5001 East Bonanza Blvd                               80,000,000 common shares                  69.56%
Suite 138-145
Las Vegas, NV 89110
-------------------------------------------------------------------------------------------------------
(1) Based on  115,000,000  shares of common stock issued and  outstanding  as of
April 12, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 19, 2005, we completed the acquisition of Whistlertel, formerly a wholly-owned subsidiary of Hybrid Technologies, in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance.

In the year ended December 31, 2006, Hybrid Technologies, Inc., made unsecured advances to us in the aggregate amount of $1,898,786.


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


                  The aggregate fees billed by Mason Russell West, LLC for professional services rendered for the audit of our financial statement filed as part of our 2006 Form 10-KSB filing and for review of our interim financial statements filed as part of our first, second and third quarter Form 10-QSB filing for the fiscal year of 2006 are $15,525.


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

         Date: April 16, 2007



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Holly Roseberry
       -------------------
       Holly Roseberry
       President and C.E.O.
       (President, Chief Executive Officer
       Principal Financial Officer and Director)
       Date: April 16, 2007


By:    /s/ Mehboob Charania
       -------------------
       Mehboob Charania
       (Secretary and Director)
       Date: April 16, 2007




EXHIBIT INDEX


21    Subsidiaries of Registrant

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.