Form 10QSB
period 2007-03-31
ZINGO, INC
filed 2007-05-22
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________________    to  _________________________

Commission File Number  000-50693

                                              ZINGO, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	71-0915828
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada	89110
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:  877-779-4646

_____________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of May 12, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

ZINGO, INC.

TABLE OF CONTENTS

No.		Page
PART I.	FINANCIAL INFORMATION

ITEM I -	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31,
	2007(Unaudited) and December 31, 2006 (Audited)	4

	Consolidated Statements of Operations
	for the Three Months Ended March 31,
	2007 and 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows
	for the Three Months Ended March 31,
	2007 and 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements	7

ITEM 2 -	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations.

ITEM 3 -	Controls and Procedures.	11

PART II.	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	11

ITEM 6 -	Exhibits	12

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

ZINGO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	Dec. 31,
ASSETS	2007	2006
Current assets:
Cash	$6,339	$8,532
Accounts receivable, net of allowance for
doubtful accounts of $58,987 and $45,794, respectively.	14,804	14,775
Inventories	14,601	13,475
Prepaid expenses	64,603	53,160
Total current assets	100,347	89,942

Property and equipment, net	88,256	84,744

Other assets	40,886	40,581
	$229,489	$215,267

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$198,564	$238,028
Deferred revenues	2,990	2,990
Advances from related party	3,300,811	2,935,048
Total current liabilities	3,502,365	3,176,066

Stockholders' deficit
Common stock, $.001 par value, 250,000,000
shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Par value in excess of assets received	(84,107)	(89,205)
Accumulated deficit	(3,304,265)	(2,986,594)
Accumulated other comprehensive income	496	-
Total shareholders' deficit	(3,272,876)	(2,960,799)
	$229,489	$215,267
See Notes to Unaudited Consolidated Financial Statements

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the periods	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2007	March 31, 2006

Sales	$306,479	$115,894
Cost of sales	195,094	208,517
Gross profit (loss)	111,385	(92,623)

General and administrative	429,648	411,582
(Loss) from operations	(318,263)	(504,205)

Other income (expense)	159	287
Interest income	304	-

Net (loss)	$(317,800)	$(503,918)

Other comprehensive income
Foreign currency translation	496	-

Net comprehensive (loss)	$(317,304)	$(503,918)

Net (loss) per share	$(0.00)	$(0)

Weighted shares outstanding	115,000,000	115,000,000

See Notes to Unaudited Consolidated Financial Statements

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended	March 31,	March 31,
	2007	2006

Cash Flows from Operating Activities
Net (loss)	$(317,800)	$(503,918)
Items not affecting cash flows
Depreciation	17,710	3,288
Bad debt expense	13,193	-
(Increase) in accounts receivable	(13,222)	231
(Increase) decrease in inventories	(1,126)	(42,293)
(Increase) decrease in prepaid expenses	(11,443)	23,750
Increase in accounts payable and accrued expenses	(39,464)	(15,054)
Increase in deferred revenue	-	422
Net cash (used for) operating activities	(352,152)	(533,574)

Cash Flows from Investing Activities
Purchase of property and equipment	(21,222)	(22,520)
Increase in other assets	(305)	(77,066)
Net cash (used for) investing activities	(21,527)	(99,586)

Cash Flows from Financing Activities
Proceeds from APIC from majority shareholder	5,098	-
Net advances from majority shareholder	365,763	1,150,327
Net cash provided by financing activities	370,861	1,150,327

Effect of exchange rate changes on cash and cash equivalents	625	-

Increase (decrease) in cash	(2,193)	517,167

Cash at beginning of period	8,532	604

Cash at end of period	$6,339	$517,771

See Notes to Unaudited Consolidated Financial Statements

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Financial Statement Presentation

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-KSB for the year ended December 31, 2006 as filed with the Securities Exchange Commission.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

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

INTRODUCTION

Zingo, Inc. (the “Company”, “we”, or “us”) was incorporated on July 15, 2002 under the laws of the State of Nevada under the name "Titan Web Solutions, Inc." On August 18, 2003, we changed our name to "Javakingcoffee, Inc."

We had been engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005. On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc. (“Whistlertel”), a Nevada corporation, which was formerly a wholly-owned subsidiary of Hybrid Technologies, Inc. On August 19, 2005, we completed the acquisition of Whistlertel in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance. Through our Whistlertel subsidiary we offer telecommunications services to business and residential customers utilizing VoIP technology.

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

We incurred a net loss of $317,304 the three months ended March 31, 2007, which included general and administrative costs of $429,648.

We had sales of $306,479 for the three month period ended March 31, 2007. Our gross profit on our sales for this three month period was $111,385. Our net loss for the three-month period ended March 31, 2007, decreased from the comparative period in fiscal 2006 (from $503,918 in 2006 to $317,304 in 2007). This was primarily due to an increase in administrative costs from $115,894 in 2006 to $306,479 in 2007.

PLAN OF OPERATION

At March 31, 2007, we had a working capital deficiency of $3,402,018 and a stockholders' deficit of $    .

We had approximately 5,000 subscribers as of March 2007. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of March 31, 2007, we had cash on hand of $3,272,876. Our liabilities at March 31, 2007, totaled $3,502,365.

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

We interconnect to PSTN’s (Public Switched Telephone Networks) through a number of third party providers via VoIP, where the digital to analog for both inbound and outbound calls is done by these third party providers. Certain intellectual property issues regarding access to PSTN connections are the subject of ongoing litigation by Verizon New York Inc. and affiliated companies (“Verizon”). At this time we cannot predict what effect, if any, this or other similar litigation could have on our business. Adverse court decisions in litigation against companies that are held to be using Verizon’s patented technologies for access to PSTN’s could have a significant adverse effect on our business. As described under “Part II--Item 1. Legal Proceedings”, we have received a subpoena from Verizon in one of these cases, although we are not a party to the case. We have had no commercial dealings with the defendant company in that case and are responding accordingly to the subpoena.

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

In the fiscal quarter ended March 31, 2007, we had received approximately $365,763 in net advances from our principal stockholder, Hybrid Technologies. Without such funding, we could not stay in business.

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

CRITICAL ACCOUNTING POLICIES

Recently issued pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

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

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of FIN. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

Item 3. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Securities and Exchange Commission Investigation

On February 10, 2006, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission (“SEC”) informal inquiry. The documents requested included those related to press releases we have issued from September 2005 to January 2006.

On April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by the inquiry and a broad range of other matters. The subpoena, inter alia, requests documents relating to: consultants to the Company, compensation paid to consultants, press releases and drafts thereof, articles concerning the Company in newsletter or other publications, participants in drafting press releases and articles, publication of press releases and articles, and supporting information for press releases and companies referred to therein. Copies of board of director minutes and of records of securities and options issuances have also been requested by the SEC pursuant to this subpoena. We are cooperating with the SEC in response to this subpoena. Our Chief Executive Officer, Holly Roseberry, has been scheduled to provide testimony to the Commission in this matter.

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

Zingo, Inc.
/s/ Holly Roseberry
Holly Roseberry
President and Director (Chief Executive Officer and Principal Financial Officer) Dated: May 21, 2007