Form 10QSB/A
period 2007-03-31
ZINGO, INC
filed 2007-05-24
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

We had sales of $306,479 for the three month period ended March 31, 2007, as compared with sales of $115,894 in the prior year. Our gross profit on our sales for this three month period was $111,385, as compared with a gross loss on sales of $96,623 for the comparable period in 2006. Our net loss for the three-month period ended March 31, 2007, decreased from the comparative period in fiscal 2006 (from $503,918 in 2006 to $317,800 in 2007). This was primarily due to an increase in sales from $115,894 in 2006 to $306,479 in 2007.

PLAN OF OPERATION

At March 31, 2007, we had a working capital deficiency of $3,402,018 and a stockholders' deficit of $3,272,876.

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

As of March 31, 2007, we had cash on hand of $6,339. Our liabilities at March 31, 2007, totaled $3,502,365.

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

Zingo, Inc.
/s/ Holly Roseberry
Holly Roseberry
President and Director (Chief Executive Officer and Principal Financial Officer) Dated: May 23, 2007