Form 10QSB
period 2007-06-30
ZINGO, INC
filed 2007-08-17
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934

   For the quarterly period ended June 30, 2007

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of  1934

   For the transition period from __________ to __________

 Commission File Number  000-50693

ZINGO, INC.
-------------------------------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its charter)

Nevada	71-0915828
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada	89110
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code: 877-779-4646

-------------------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of August 11, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

ZINGO, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2007(Unaudited) and December 31, 2006 (Audited)	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	6

Notes to Consolidated Financial Statements	7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	8

ITEM 3 - Controls and Procedures.	11

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings	12

ITEM 6 - Exhibits	12

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ZINGO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	Dec. 31,
	2007	2006
ASSETS
Current assets:
Cash	$17,137	$8,532
Accounts receivable, net of allowance for doubtful accounts of $73,491 and $45,794, respectively.	37,639	14,775
Inventories	18,029	13,475
Prepaid expenses	64,784	53,160
Total current assets	137,589	89,942

Property and equipment, net	98,304	84,744

Other assets	40,969	40,581
	$276,862	$215,267

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$222,649	$238,028
Short term debt	1,878	-
Deferred revenues	2,990	2,990
Advances from related party	3,613,934	2,935,048
Total current liabilities	3,841,451	3,176,066

Stockholders’ deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 115,000,000 issued and outstanding	115,000	115,000

Par value in excess of assets received	(84,107)	(89,205)

Accumulated deficit	(3,592,416)	(2,986,594)

Accumulated other comprehensive income	(3,066)	-

Total shareholders' deficit	(3,564,589)	(2,960,799)
	$276,862	$215,267

SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the periods	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Sales	$328,992	$203,241	$635,471	$319,135
Cost of sales	238,730	322,063	433,824	561,896

Gross profit (loss)	90,262	(118,822)	201,647	(242,761)

General and administrative	378,496	459,771	808,144	840,037

(Loss) from operations	(288,234)	(578,593)	(606,497)	(1,082,798)

Other income (expense)	-	297	159	584

Interest income	83	-	387	-

Net (loss)	$(288,151)	$(578,296)	$(605,951)	$(1,082,214)

Other comprehensive income

Foreign currency translation	(3,562)	-	(3,066)	-

Net comprehensive (loss)	$(291,713)	$(578,296)	$(609,017)	$(1,082,214)

Net (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted shares outstanding	115,000,000	115,000,000	115,000,000	115,000,000

SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

For the six months ended	June 30,	June 30,
	2007	2006
Cash Flows from Operating Activities
Net (loss)	$(605,951)	$(1,082,213)
Items not affecting cash flows
Depreciation	19,751	8,788
Bad debt expense	13,193	-
(Increase) in accounts receivable	(36,057)	(17,035)
(Increase) decrease in inventories	(4,554)	(36,643)
(Increase) decrease in prepaid expenses	(11,624)	(11,592)
Increase in accounts payable and accrued expenses	(15,379)	42,377
Increase in deferred revenue	-	925
Net cash (used for) operating activities	(640,621)	(1,095,393)

Cash Flows from Investing Activities
Purchase of property and equipment	(31,433)	(71,774)
Increase in other assets	(388)	(479)
Net cash (used for) investing activities	(31,821)	(72,253)

Cash Flows from Financing Activities
Proceeds from APIC from majority shareholder	5,098	-
Net advances from majority shareholder	678,886	1,183,477
Net cash provided by financing activities	683,984	1,183,477
Effect of exchange rate changes on cash and cash equivalents	(2,937)	-
Increase (decrease) in cash	8,605	15,831
Cash at beginning of period	8,532	604

Cash at end of period	$17,137	$16,435

SEE NOTES TO FINANCIAL STATEMENTS

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

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

We incurred a net loss of $605,951 the six months ended June 30, 2007, which included general and administrative costs of $808,144.

We had sales of $635,471 for the six month period ended June 30, 2007. Our gross profit on our sales for this six month period was $201,647. Our net loss for the six-month period ended June 30, 2007, decreased from the comparative period in fiscal 2006 (from $1,082,214 in 2006 to $605,951 in 2007). This was primarily due to higher sales of $635,471 in 2007, as compared with sales of $319,135 in 2006, together with a lower cost of sales in 2007 of $433,824, as compared with cost of sales of $561,896 in 2006, and higher administrative costs of $840,037 in 2006 as compared with $808,144 in 2007.

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

We incurred a net loss of $288,151 the three months ended June 30, 2007, which included general and administrative costs of $378,496.

We had sales of $328,992 for the three month period ended June 30, 2007. Our gross profit on our sales for this three month period was $90,262. Our net loss for the three-month period ended June 30, 2007, decreased from the comparative period in fiscal 2006 (from $578,296 in 2006 to $288,151 in 2007). This was primarily due to higher sales of $328,992 in 2007, as compared with sales of $203,241 in 2006, together with a lower cost of sales in 2007 of $238,730, as compared with cost of sales of $322,063 in 2006, and higher administrative costs of $459,771 in 2006 as compared with $378,496 in 2007.

PLAN OF OPERATION

At June 30, 2007, we had a working capital deficiency of $3,703,862 and a stockholders' deficit of $3,564,589.

We had approximately 5,000 subscribers as of July 2007. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of June 30, 2007, we had cash on hand of $17,137. Our liabilities at June 30, 2007, totaled $3,841,451.

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

We interconnect to PSTN’s (Public Switched Telephone Networks) through a number of third party providers via VoIP, where the digital to analog for both inbound and outbound calls is done by these third party providers. Certain intellectual property issues regarding access to PSTN connections are the subject of ongoing litigation by Verizon New York Inc. and affiliated companies (“Verizon”). At this time we cannot predict what effect, if any, this or other similar litigation could have on our business. Adverse court decisions in litigation against companies that are held to be using Verizon’s patented technologies for access to PSTN’s could have a significant adverse effect on our business. As described under “Part II--Item 1. Legal Proceedings”, we have received a subpoena from Verizon in one of these cases, although we are not a party to the case. We have had no commercial dealings with the defendant company in that case and have responded accordingly to the subpoena.

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

In the six months ended June 30, 2007, we had received approximately $678,886 in net advances from our principal stockholder, Hybrid Technologies. Without such funding, we could not stay in business.

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

In addition, in March 2007 the Company was served a subpoena to produce documents related to legal proceedings initiated by Verizon involving parties that included a former prospective Company vendor. We have no responsive documents to this subpoena and have so advised counsel for Verizon. Management does not believe the Company will become a party to these proceedings.

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

Zingo, Inc.

/s/Holly Roseberry
Holly Roseberry
President and Director (Chief Executive Officer and Principal Financial Officer) Dated: August 17, 2007