Form 10KSB
period 2007-07-31
ZINGO, INC
filed 2007-11-09
CIK 1230524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended

☒	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from January 1, 2007 to July 31, 2007

COMMISSION FILE NUMBER:  000-50693

ZINGO, INC.

(Name of small business issuer in its charter)

NEVADA	71-0915828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada	89110
(Address of principal executive offices)	(Zip Code)

(877) 779-4646

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $783,572.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $19,600,000 based on the closing price for our shares of common stock of $.56 on November 6, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 115,000,000 shares of common stock as at October 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were incorporated on July 15, 2002 under the laws of the State of Nevada under the name Titan Web Solutions, Inc. On August 18, 2003, we changed our name to Javakingcoffee, Inc., and on July 15, 2005 changed our name to Zingo, Inc. We had operated our business with the objective of offering a full range of business consulting services in the retail specialty coffee business in China. We changed the nature of our planned business on August 19, 2005, when we completed the acquisition of Whistlertel, formerly a wholly-owned subsidiary of Hybrid Technologies, Inc. (“Hybrid Technologies”), in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance. Whistlertel, the name of which was changed to Zingo Telecom Inc., was engaged in providing highly reliable and advanced telecommunications services through a VoIP system that utilizes the Internet. Hybrid Technologies is a publicly traded company that is involved in the development and marketing of electric powered vehicles and products.

On August 17, 2007, our Board of Directors approved the change in our fiscal year from the calendar year to a fiscal year ending on July 31.

Our principal executive office is located at 420 N Nellis Blvd Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (877) 779-4646.

Liquidity and Capital Resources

As of July 31, 2007, we had cash on hand of $5,962. During the seven months ended July 31, 2007, we have incurred operating losses totaling $753,438. On July 31, 2007, we had a working capital deficiency of $3,847,177 and a stockholders' deficit of $3,716,300.

We had 115,000,000 shares of common stock issued and outstanding as of October 31, 2007. Our common stock is traded on the OTC Bulletin Board.

General

We are engaged in providing reliable and advanced telecommunications services through our VoIP system that utilizes the Internet. Our call center has been moved from Fort Lauderdale Florida to Bangalore India. The Company has realized substantial savings from this relocation. The move was commenced early in 2007 and calls went live to India in April, followed with several weeks of staff training. The India call center is currently fully functioning and the number of trouble tickets has been reduced.

Our Telecommunications Operations

We offer telecommunications services to business and residential customers utilizing VoIP technology. The strategic initial objective of our telecommunications operations is to develop a superior multilevel platform that provides reliable and advanced telecommunications services. Our telecommunications operations are conducted through our subsidiary, Zingo Telecom, Inc. We plan to focus our efforts in North America and developed countries where the area is equipped with broadband access for Internet services. The VoIP system is developed to work via the Internet thus allowing those destinations to have access to a advanced telephone system. Our immediate focus is North America.

We interconnect to PSTN (Public Switched Telephone Networks) through a number of third party providers via VoIP, where the digital to analog for both inbound and outbound calls is done by these third party providers. We have no direct contracts with local telephone companies for direct PSTN connections. Certain intellectual property issues regarding access to PSTN connections are the subject of ongoing litigation by Verizon New York Inc. and affiliated companies (“Verizon”). According to Verizon’s complaint against Vonage Inc. (“Vonage”) filed in June 2006, Vonage used Verizon’s patented technology for VoIP services including inventions related to gateway interfaces between a packet-switched and circuit-switched network, billing and fraud detection, call services such as call forwarding and voicemail and methods related to Wi-Fi handset use in a VoIP network. Verizon has received an initial favorable court decision in litigation against Vonage Inc., which decision is under appeal by Vonage. At this time we cannot predict what effect, if any, this or other similar litigation could have on our business.

We had approximately 4,000 customers as of October, 2007. We are marketing our operations on the Internet and through print advertising, using channels to reach out into the international markets. Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

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

Reliability issues with VoIP include:

•	VoIP is dependent on wall power.
•
Many home systems may be integrated into the phone line. Digital video recorders, digital subscription TV services and home security systems all use a standard phone line to operate. There is currently no way to integrate these products with VoIP.

•	For emergency 911 calls there is no way to associate a geographic location with an IP address. There is no way to know which call center to route the emergency call to and which EMS should respond.
•	Because VoIP uses an Internet connection, it is susceptible to all the problems normally associated with home broadband services. These factors will affect call quality:
▪	Latency
▪	Jitter
▪	Packet loss

Phone conversations can become distorted, garbled or lost because of transmission errors. VoIP is susceptible to worms, viruses and hacking.

•	All phone calls are subject to the limitations of normal computer issues.

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

Our VoIP plans include:

•	Caller ID
•	Call waiting
•	Call transfer
•	Repeat dial
•	Return call
•	Three-way calling

There are also advanced call-filtering options available. These features use caller ID information to allow the user make a choice about how calls from a particular number are handled. The user can:

•	Forward the call to a particular number
•	Send the call directly to voicemail
•	Give the caller a busy signal

With our VoIP service, the user can specify a stutter dial tone and can also check voicemail via the Web or have .WAV file messages attached to an e-mail sent to his computer or handheld.

Regulatory Matters

Internet-related regulatory policies are continuing to develop. For example, the FCC could subject certain services offered by ISPs to regulation as telecommunications services. Among other things, the FCC could decide to regulate voice services provided over the Internet, such as VoIP, as “telecommunications” or a “telecommunications service” even though Internet access itself might not be regulated. Such a decision could result in our being subject to universal service fees, access fees and other fees imposed on regulated telecommunications providers as well as heightened costs of regulatory compliance. We could be adversely affected by any regulatory change that would result in the imposition of access charges on ISPs because this would substantially increase the cost of using the Internet.

State public utility commissions generally have declined to regulate enhanced or information services. However, some state commissions continue to review potential regulation of these services. There can be no assurance that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

Internet Taxation

The Internet Tax Non-Discrimination Act, which was passed by Congress in November 2004 and signed into law in December 2004, renewed and extended until November 2007 a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium had previously expired in November 2003. As with the preceding Internet Tax Freedom Act, “grandfathered” states which taxed Internet access prior to October 1998 may continue to do so. Certain states have enacted various taxes on Internet access and/or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested, and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services and could materially adversely affect our business.

Competition

Our telecommunications services also face substantial competition from other companies which provide VoIP services, most of which have significantly greater financial resources than we do. VoIP services are available from a wide range of companies including cable companies, long-distance companies, national VoIP providers and regional service providers.

Employees

As of the date of this report, we have 30 employees. We employ several consultants.

Research and Development Expenditures

We incurred no research and development expenditures in our fiscal years ended July 31, 2006 and 2007.

Patents and Trademarks

The Company does not have any granted patents or trademarks. We have a pending trademark on a stylized Z.

Risk Factors

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE DO NOT HAVE SUFFICIENT REVENUES TO SUSTAIN OUR OPERATIONS

We have not had sufficient revenues from our telecommunication operations to operate without substantial loans from our major stockholder, Hybrid Technologies, Inc. As of July 31, 2007, we had cash on hand of $5,962. During our fiscal year ended July 31, 2007, we have incurred operating losses totaling $753,438. On July 31, 2007, we had a working capital deficiency of $3,847,177 and a stockholders' deficit of $3,716,300. We expect that we will continue to incur operating losses in the future, although such losses are decreasing. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

VERIZON IS CLAIMING INFRINGMENT OF ITS PATENTS IN LITIGATION AGAINST VOIP PROVIDERS CONNECTING TO PSTN’S.

We interconnect to PSTN’s (Public Switched Telephone Networks) through a number of third party providers via VoIP, where the digital to analog for both inbound and outbound calls is done by these third party providers. Certain intellectual property issues regarding access to PSTN connections are the subject of ongoing litigation by Verizon New York Inc. and affiliated companies (“Verizon”). Verizon commenced litigation against Vonage Inc., a major provider of VoIP services, in June 2006, and has received an initial favorable court decision, which decision is under appeal by Vonage. The parties have recently reached a settlement in this litigation. At this time we cannot predict what effect, if any, this or other similar litigation could have on our business. Adverse court decisions in litigation against companies that are held to be using Verizon’s patented technologies for access to PSTN’s could have a significant adverse effect on our business. As described under “Item 3. Legal Proceedings”, we have received a subpoena from Verizon in one of these cases, although we are not a party to the case. We have had no commercial dealings with the defendant company in that case and responded accordingly to Verizon’s counsel.

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

We also have an office at 2929 East Commercial Blvd., Suite 601, Fort Lauderdale, Florida. We leased this office, commencing March 9, 2007, through October 31, 2007 for a monthly rental of $1,359.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

In addition, in March 2007 the Company was served a subpoena to produce documents related to legal proceedings initiated by Verizon involving parties that included a former prospective Company vendor. We have no responsive documents to this subpoena and have so advised counsel for the parties to the suit. Management does not believe the Company will become a party to these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending July 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of October 31, 2007, there were approximately 25 record owners of the Company's Common Stock. The Company's Common Stock started quoting for trade on July 1, 2004 on the National Association of Securities Dealers OTC Bulletin Board under the symbol "JVKG". Bid quotations for the common stock commenced September 1, 2005.

Period	High	Low
September 1 to September 30, 2005	$5.54	$.50
October 1 to December 31, 2005	$6.35	$2.28

January 1 to March 31, 2006	$8.86	$5.25
April 1 to June 30, 2006	$3.65	$8.10
July 1 to September 30, 2006	$3.00	$5.75
October 1 to December 31, 2006	$4.30	$1.15

January 1 to March 31, 2007	$1.41	$.57
April 1 to June 30, 2007	$.92	$.52
July 1 to July 31, 2007	$.90	$.52
August 1 to October 19, 2007	$2.50	$.63

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of July 31, 2007 information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	—	-0-

Equity compensation plans not approved by security holders	-0-	—	-0-

Total	-0-	—	-0-

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

Results Of Operations for the Year Ended July 31, 2007

We incurred a net loss of $752,879 in seven months ended July 31, 2007, which included general and administrative costs of $1,003,453.

2007 COMPARED WITH 2006

We had sales of $783,572 in the seven months ended July 31, 2007, as compared with $402,732 in the comparable period in 2006. Our gross profit on our sales for 2007 was $250,015, and for 2006, a gross loss of $205,760. Our net loss decreased from $1,186,718 in the seven months ended July 31, 2006 to $752,879 for the comparable period in 2007, primarily due to an increase in sales from $402,732 in 2006 to $783,572 in 2007.

PLAN OF OPERATION

At July 31, 2007, we had a working capital deficiency of $3,847,177 and a stockholders' deficit of $3,716,300.

We had approximately 4,000 subscribers as of October 2007. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of July 31, 2007, we had cash on hand of $5,962. Our liabilities at July 31, 2007, totaled $3,931,221.

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

In the seven months ended July 31, 2007, we had received approximately $764,000 in net advances from our principal stockholder, Hybrid Technologies, Inc. Without such funding, we could not stay in business.

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

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has adopted the provisions of FIN 48 effective as of January 1, 2007. There is no financial statement impact from our adoption of FIN 48.

ITEM 7. FINANCIAL STATEMENTS.

ZINGO, INC.

FINANCIAL STATEMENTS

July 31, 2007

Zingo, Inc.

Index to Financial Statements

Report of Independent Registered Accounting Firm	17

Consolidated Balance Sheet as of July 31, 2007	18

Consolidated Statements of Operations for the seven months ended July 31, 2007 (audited) and 2006 (unaudited) and for the twelve months ended December 31, 2006 (audited)	19

Consolidated Statement of stockholders’ (deficit) for the Seven months ended July 31, 2007	21

Consolidated Statement of cash flows for the seven months ended July 31, 2007 (audited) and July 31, 2006 (unaudited) and for year ended December 31, 2006 (audited)	20

Notes to the financial statements	22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Zingo, Inc.

We have audited the accompanying consolidated balance sheets of Zingo, Inc. as of July 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the seven month period ended July 31, 2007 and the twelve month period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Zingo, Inc. as of July 31, 2007 and December 31, 2006 and the results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $752,879 and $2,002,539 as of July 31, 2007 and December 31, 2006, respectively. As of July 31, 2007, current liabilities exceeded current assets by $3,847,177 and total liabilities exceeded total assets by $3,716,300. As of December 31, 2006 current liabilities exceeded current assets by $3,086,124 and total liabilities exceeded total assets by $2,960,799. These factors, and others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Haynie & Company
Littleton, CO
November 7, 2007

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

	July 31, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash	$5,962	$8,532
Accounts receivable, net of allowance for doubtful accounts of $139,003 for July 31, 2007 and $45,794 at December 31, 2006	1,994	14,775
Inventories	27,788	13,475
Prepaid expenses	48,300	53,160
Total current assets	84,044	89,942

Property and equipment, net	89,653	84,744

Other assets	41,224	40,581
	$214,921	$215,267

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$233,828	$238,028
Deferred revenues	2,990	2,990
Advances from related party	3,694,403	2,935,048
Total current liabilities	3,931,221	3,176,066

Commitments and contingencies

Stockholders' deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Par value in excess of assets received	(84,107)	(89,205)
Accumulated deficit	(3,739,333)	(2,986,594)
Accumulated other comprehensive income	(7,860)	-
Total shareholders' deficit	(3,716,300)	(2,960,799)
	$214,921	$215,267

See Notes to Financial Statements

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		unaudited
	SEVEN MONTHS	SEVEN MONTHS	TWELVE MONTHS
	ENDED	ENDED	ENDED
For the periods	July 31, 2007	July 31, 2006	December 31, 2006

Sales	$783,572	$402,732	$949,222
Cost of sales	533,557	608,492	1,257,110
Gross profit (loss)	250,015	(205,760)	(307,888)

General and administrative	1,003,453	981,802	1,696,036
(Loss) from operations	(753,438)	(1,187,562)	(2,003,924)

Other income (expense)	(83)	159	159
Interest income	642	685	1,226

Net (loss)	$(752,879)	$(1,186,718)	$(2,002,539)

Other comprehensive income
Foreign currency translation	(7,860)	-	-

Net comprehensive (loss)	$(760,739)	$(1,186,718)	$(2,002,539)

Net (loss) per share	$(0.01)	$(0.01)	$(0.02)

Weighted shares outstanding	115,000,000	115,000,000	115,000,000

See Notes to Financial Statements

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

		unaudited
	SEVEN MONTHS	SEVEN MONTHS	TWELVE MONTHS
	ENDED	ENDED	ENDED
For the periods	July 31, 2007	July 31, 2006	December 31, 2006

Cash Flows from Operating Activities
Net (loss)	$(752,879)	$(1,186,718)	$(2,002,679)
Items not affecting cash flows
Depreciation	23,570	9,919	32,312
Bad debt expense	133,481	2,465	43,329
(Increase) in accounts receivable	(120,700)	(22,542)	(52,519)
(Increase) decrease in inventories	(14,313)	(47,754)	(1,934)
(Increase) decrease in prepaid expenses	4,860	(10,436)	(7,953)
Increase in accounts payable and accrued expenses	(4,200)	54,552	175,080
Increase in deferred revenue	-	925	925
Net cash (used for) operating activities	(730,181)	(1,199,589)	(1,813,439)

Cash Flows from Investing Activities
Purchase of property and equipment	(28,479)	(72,622)	(77,598)
Increase in other assets	(643)	(581)	179
Net cash (used for) investing activities	(29,122)	(73,203)	(77,419)

Cash Flows from Financing Activities
Proceeds from APIC from majority shareholder	5,098	-	-
Net advances from majority shareholder	759,355	1,294,900	1,898,786
Net cash provided by financing activities	764,453	1,294,900	1,898,786

Effect of exchange rate changes on cash and cash equivalents	(7,720)	-	-

Increase (decrease) in cash	(2,570)	22,108	7,928

Cash at beginning of period	8,532	604	604

Cash at end of period	$5,962	$22,712	$8,532

See Notes to Financial Statements

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Accumulated
			Par value	other
			in excess	comprehensive	Accumulated
	Shares	Par value	of assets	income	Deficit	Total
Balance January 1, 2006	115,000,000	$115,000	$(89,205)	$-	$(983,915)	$(958,120)

Net loss for the year ended December 31, 2006	-	-	-	-	(2,002,539)	(2,002,539)

Balance December 31, 2006	115,000,000	115,000	(89,205)	-	(2,986,454)	(2,960,659)

Additional paid in capital	-	-	5,098	-	-	5,098

Net loss for the year ended July 31, 2007	-	-	-	-	(752,879)	(752,879)

Foreign currency translation	-	-	-	(7,860)	-	(7,860)

Balance July 31, 2007	115,000,000	$115,000	$(84,107)	$(7,860)	$(3,739,333)	$(3,716,300)

See Notes to Financial Statements

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of business and summary of significant accounting policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

History and Nature of Business
Zingo, Inc. (the Company) was originally incorporated under the name Titan Web Solutions, Inc. on July 15, 2002 under the laws of the State of Nevada. The Company changed its name to JavaKingCoffee Inc. in August 2003.

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

WhistlerTel, Inc. was organized in November, 2004. The Company offers telecommunication services to businesses which provide voice communication via the Internet. The system requires high speed broadband internet access.

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

Prior to 2005, the Company had not yet begun significant business operations and presented its financial statements as a business in the development stage.

Basis of consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiary, Zingo Telecom, Inc. and Zingo Telecom Canada Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Change in reporting year
In 2007, the Company adopted July 31 as its fiscal year. In addition to the information for the seven month period ended July 31, 2007, the accompanying financial statements include unaudited operating results and cash flows for the seven months ended July 31, 2006, for comparative purposes, and audited twelve months ended December 31, 2006.

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

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of business and summary of significant accounting policies (Continued)

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

Comprehensive income (loss)
The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No.130. For the seven months ended July 31, 2007, the difference between net income (loss) and comprehensive income (loss) is foreign currency translation. For the year ended December 31, 2006 there is no difference between net income (loss) and comprehensive income (loss).

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of business and summary of significant accounting policies (Continued)

Revenues
Revenues are recognized at the time that service is completed or the related products have been installed.

Advertising
Advertising costs are generally expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the seven months ended July 31, 2007 and twelve months ended December 31, 2006 were approximately $2,500 and $126,000, respectively.

Shipping and handling
Shipping and handling costs associated with shipping equipment to customers are generally expensed and included in costs of sales.

Recently issued pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company has adopted the provisions of FIN 48 effective as of January 1, 2007. There is no financial statement impact from our adoption of FIN 48.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on it consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of business and summary of significant accounting policies (Continued)

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

Note 4. Other current assets

Other current assets consist of:

	July 31, 2007	December 31, 2006
Prepaid expenses	$16,637	$21,497
Amounts on deposit with venders	31,663	31,633
	$48,300	$53,160

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Property and equipment

Property and equipment at consists of:

	July 31, 2007	December 31, 2006
Software	$19,993	$19,993
Autos and truck	12,224	-
Office and computer equipment	114,825	100,119
Furniture	6,806	6,806
	153,848	126,918
Less accumulated depreciation	(64,195)	(42,174)
	$89,653	$84,744

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

Note 7. Income taxes

At July 31, 2007 and December 31, 2006, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1,309,000 and $1,046,000 at July 31, 2007 and December 31, 2006 respectively. The statutory tax rate and effective tax rate both equal 35%.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $3,739,000 and $2,989,000 at July 31, 2007 and December 31, 2006 respectively, will begin to expire in 2027.

Note 8. Commitments and contingencies

The Company leases certain real property under the terms of certain non-cancelable operating leases. It is expected that in the normal course of business the lease will be continued or replaced by a similar arrangements.

Future minimum payments under these leases are approximately:

Year ending July 31, 2008	$51,477
Year ending July 31, 2009	45,379
Year ending July 31, 2010	20,110
$96,856

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Commitments and contingencies (Continued)

Total rent expense for the seven months ended July 31, 2007 and twelve months ended December 31, 2006 amounted to approximately $52,000 and $38,000, respectively.

The Company has an unconditional obligation to purchase certain technical components it resells and utilizes in its operations. The obligation was for a twelve month period and the Company did not renew the contract in 2007. As of July 31, 2007 the Company was obligated to future purchases amounting to approximately $151,000.

In addition, the Company has provided, as collateral, certain suppliers a letter of credit supplied by a certain financial institution. This arrangement requires that restricted cash be held on deposit with the financial institution and pledged as collateral for a letter of credit provided by the financial institution to suppliers. This restricted cash is recorded as other assets and amounted to approximately $41,000 for July 31, 2007 and $40,000 for December 31, 2006.

Note 9. Related party transactions

As discussed in Note 2, the Company's principal financing source has been from its parent, Hybrid Technologies, Inc. At July 31, 2007 and December 31, 2006 the Company had advances totaling approximately $3,687,000 and $2,935,000, respectively. Advances amounted to approximately $759,000 and $1,900,000, respectively, during the seven months ended July 31, 2007 and twelve months ended December 31, 2006. Without such funding, the Company could not stay in business.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of Holly Roseberry, the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 31, 2007 are as follows:

Name	Age	Office
Holly Roseberry	55	President, Chief Executive Officer and Director
Mehboob Charania	51	Secretary, Treasurer, and Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2007 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers.

SUMMARY COMPENSATION TABLE

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)		Total ($) (j)

Holly Roseberry, President and Chief Executive Officer from August 30, 2005	2006									-0-
	2007							$12,000	*	$12,000
Mehboob Charania, Secretary and Director	2006									-0-
	2007									-0-

* Ms. Roseberry received director’s fees of $12,000 in the twelve month period ended July 31, 2007.

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

DIRECTOR COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings. We paid Holly Roseberry director's fees of $12,000 for services rendered as a director in the twelve month period ended July 31, 2007.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of October 31, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Chen Wu 187 Edward Crescent Fort Coquitlam, B.C. V7A 2E4 Canada	10,000,000 common shares	8.69%
Udaya Madanayake 1532 Manning Avenue Port Coquitlam, B.C. V5Y 3JB Canada	10,000,000 common shares	8.69%
Directors and Executive Officers as a Group	-0-	-0-%
Hybrid Technologies, Inc. 5841 East Charleston, Suite 230-145 Las Vegas, NV 89142	80,000,000 common shares	69.56%

(1) Based on 115,000,000 shares of common stock issued and outstanding as of October 31, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 19, 2005, we completed the acquisition of Whistlertel, formerly a wholly-owned subsidiary of Hybrid Technologies, in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance.

In the year ended July 31, 2007, Hybrid Technologies, Inc., made unsecured net advances to us in the approximate amount of $764,000.

ITEM 13. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)

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

10.4
Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

21	Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on April 16, 2007.)

31	Certification of Chief Executive Officer and Principal
Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees.

The aggregate fees billed by our current independent auditors, Mason Russell West, LLC, for professional services rendered for the audit of our financial statement filed as part of our 2005 Form 10-KSB filing and for review of our interim financial statements filed as part of our third quarter Form 10-QSB filing for the fiscal year of 2005 are $9,670.

The aggregate fees billed by Mason Russell West, LLC for professional services rendered for the audit of our financial statement filed as part of our 2006 Form 10-KSB filing and for review of our interim financial statements filed as part of our first, second and third quarter Form 10-QSB filing for the fiscal year ended December 31, 2006 are $15,525.

As of November 1, 2007, Mason Russell West, LLC merged with and changed their name to Haynie & Company. The aggregate fees billed by Haynie & Company and Mason Russell West, LLC for professional services rendered for the audit of our financial statement filed as part of our 2007 Form 10-KSB filing and for review of our interim financial statements filed as part of our first and second quarter Form 10-QSB filings in 2007 are $24,000.

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
Holly Roseberry
Chief Executive Officer and Principal Financial Officer

Date: November 9, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Holly Roseberry
Holly Roseberry
President and C.E.O.
(President, Chief Executive Officer Principal Financial Officer and Director)
Date: November 9, 2007

By:	/s/ Mehboob Charania
Mehboob Charania
(Secretary and Director)
Date: November 9, 2007

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.