Form 10QSB
period 2007-10-31
ZINGO, INC
filed 2007-12-17
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number  000-50693

ZINGO, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	71-0915828
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada	89110
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code: 877-779-4646

Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of December 14, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

ZINGO, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of October 31, 2007(Unaudited) and July 31, 2007 (Audited)	4

Consolidated Statements of Operations for the Three Months Ended October 31, 2007 and September 30, 2006 (Unaudited)	5

Consolidated Statement of Stockholders Deficit	6

Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2007 and September 30, 2006 (Unaudited)	7

Notes to Consolidated Financial Statements	8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

ITEM 3 - Controls and Procedures.	12

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings	12

ITEM 6 - Exhibits	13

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ZINGO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

	unaudited
	October 31, 2007	July 31, 2007
ASSETS
Current assets:
Cash	$8,177	$5,962
Accounts receivable, net of allowance for doubtful accounts of $161,816 for October 31, 2007 and $139,003 for July 31, 2007	5,678	1,994
Inventories	30,210	27,788
Prepaid expenses	53,732	48,300
Total current assets	97,797	84,044

Property and equipment, net	91,699	89,653

Other assets	41,466	41,224
	$230,962	$214,921

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$269,981	$233,828
Deferred revenues	2,990	2,990
Advances from related party	3,980,478	3,694,403
Total current liabilities	4,253,449	3,931,221

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Par value in excess of assets received	(84,107)	(84,107)
Accumulated deficit	(4,049,492)	(3,739,333)
Accumulated other comprehensive income	(3,888)	(7,860)
Total shareholders' deficit	(4,022,487)	(3,716,300)
	$230,962	$214,921

SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods	unaudited THREE MONTHS ENDED October 31, 2007	unaudited THREE MONTHS ENDED September 30, 2006

Sales	$234,674	$276,113
Cost of sales	185,979	306,576
Gross profit (loss)	48,695	(30,463)

General and administrative	358,664	400,489
(Loss) from operations	(309,969)	(430,952)

Other income (expense)	(432)	316
Interest income	242	-

Net (loss)	$(310,159)	$(430,636)

Other comprehensive income
Foreign currency translation	3,972	-

Net comprehensive (loss)	$(306,187)	$(430,636)

Net (loss) per share	$(0.00)	$(0.00)

Weighted shares outstanding	115,000,000	115,000,000

SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(unaudited)

	Shares	Par value	Par value in excess of assets	Accumulated other comprehensive income	Accumulated Deficit	Total
Balance August 1, 2007	115,000,000	$115,000	$(84,107)	$(7,860)	$(3,739,333)	$(3,716,300)

Net loss for period ended October 31, 2007	-	-	-	-	(310,159)	(310,159)

Foreign currency translation	-	-	-	3,972	-	3,972

Balance October 31, 2007	115,000,000	$115,000	$(84,107)	$(3,888)	$(4,049,492)	$(4,022,487)

SEE NOTES TO FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the periods	unaudited THREE MONTHS ENDED October 31, 2007	unaudited THREE MONTHS ENDED September 30, 2006

Cash Flows from Operating Activities
Net (loss)	$(310,159)	$(430,637)
Items not affecting cash flows
Depreciation	12,506	19,187
Bad debt expense	22,813	-
(Increase) decrease in accounts receivable	(26,497)	13,975
(Increase) decrease in inventories	(2,422)	6,876
(Increase) decrease in prepaid expenses	(5,432)	3,048
Increase (decrease) in accounts payable and accrued expenses	36,153	(24,251)
Net cash (used for) operating activities	(273,038)	(411,802)

Cash Flows from Investing Activities
Purchase of property and equipment	(14,552)	(11,158)
Increase (decrease) in other assets	(242)	983
Net cash (used for) investing activities	(14,794)	(10,175)

Cash Flows from Financing Activities
Net advances from majority shareholder	286,075	354,756

Effect of exchange rate changes on cash and cash equivalents	3,972	-

Increase (decrease) in cash	2,215	(67,221)

Cash at beginning of period	5,962	-

Cash at end of period	$8,177	$(67,221)

SEE NOTES TO FINANCIAL STATEMENTS

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2007 as filed with the Securities Exchange Commission.

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

Note 2. Change of year-end

The Company changed its year-end from December 31 to July 31 beginning with the annual reporting period ended July 31, 2007. It is not practical or cost-justified to furnish in this quarterly report quarterly financial statements for the corresponding periods of the prior year. As a result of the year-end change and given the lack of materiality of the prior periods compared to the current operations and the lack of seasonality of the Company’s business, the quarters of the current year have been presented in comparison to the most nearly comparable period from the originally reported quarters of the prior year as follows:

	For the period ending	Comparative period
Q1	October 31, 2007	September 30, 2006
Q2	January 31, 2008	December 31, 2006
Q3	April 30, 2008	March 31, 2007
Q4	July 31, 2008	July 31, 2007

Note 3. Going concern

The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company has incurred significant operating losses since inception. These operating losses have been funded by the issuance of capital and advances from related parties (the Company's parent, Hybrid Technologies Inc.). There are no guarantees that the Company will continue to be able to raise the funds necessary. Additionally, the lack of capital may limit the Company's ability to establish and maintain existing business and establish future viable business.

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

THREE MONTHS ENDED OCTOBER 31, 2007 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

We incurred a net loss of $310,159 for the three months ended October 31, 2007, which included general and administrative costs of $358,664.

We had sales of $234,674 for the three month period ended October 31, 2007. Our gross profit on our sales for this three month period was $48,695. Our net loss for the three-month period ended October 31, 2007, decreased from the three-month period ended September 30, 2006 (from $430,636 in 2006 to $310,159 in 2007). This was primarily due to lower cost of sales in 2007 of $185,979, as compared with cost of sales of $306,576 in 2006, and higher administrative costs of $400,489 in 2006 as compared with $358,664 in 2007.

PLAN OF OPERATION

At October 31, 2007, we had a working capital deficiency of $4,155,652 and a stockholders' deficit of $4,022,487.

We had approximately 4,000 subscribers as of November 2007. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

As of October 31, 2007, we had cash on hand of $8,177. Our liabilities at October 31, 2007, totaled $4,253,449.

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

In the three months ended October 31, 2007, we had received approximately $286,075 in net advances from our principal stockholder, Hybrid Technologies. Without such funding, we could not stay in business.

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
Dated: December 17, 2007