Form 10QSB
period 2008-01-31
ZINGO, INC
filed 2008-03-14
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File Number  000-50693

ZINGO, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	90-0314206
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 N. Nellis Blvd., Suite A3-146 Las Vegas, Nevada	89110
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code: 877-779-4646

Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of March 14, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

ZINGO, INC.

EXHIBIT 31 – Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

EXHIBIT 32 – Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

ZINGO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED BALANCE SHEETS

	(unaudited) January 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,462	$5,962
Marketable securities—restricted	41,700	41,224
Accounts receivable, net of allowance for doubtful accounts of $9,678 at January 31, 2008 and $139,003 at July 31, 2007	14,801	1,994
Inventories	30,210	27,788
Prepaid expenses	-	48,300
Total current assets	96,173	125,268

Property and equipment, net	76,539	89,653

Other assets	14,149	-
	$186,861	$214,921

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable & accrued expenses	$135,484	$233,828
Deferred revenues	-	2,990
Due to related party - Hybrid Technologies, Inc.	4,195,463	3,694,403
Total current liabilities	4,330,947	3,931,221

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Par value in excess of assets received	(84,107)	(84,107)
Accumulated deficit	(4,169,400)	(3,739,333)
Cumulative other comprehensive (loss)	(5,579)	(7,860)
Total stockholders' deficiency	(4,144,086)	(3,716,300)
	$186,861	$214,921

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the periods	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	January 31, 2008	December 31, 2006	January 31, 2008	December 31, 2006

Sales	$430,322	$630,087	$195,648	$353,974
Cost of sales	320,547	695,214	134,568	388,638
Gross profit (loss)	109,775	(65,127)	61,080	(34,664)

General and administrative	526,271	855,999	167,607	455,510
(Loss) from operations	(416,496)	(921,126)	(106,527)	(490,174)

Other income (expense)	(10,144)	(425)	(9,712)	(741)
Interest income	476	1,226	234	1,226
Loss on sale of asset	(3,903)	-	(3,903)	-

Net (loss)	(430,067)	(920,325)	(119,908)	(489,689)

Other comprehensive income
Foreign currency translation	(1,691)	-	(5,663)	-

Net comprehensive (loss)	$(431,758)	$(920,325)	$(125,571)	$(489,689)

Net (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted shares outstanding	115,000,000	115,000,000	115,000,000	115,000,000

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (unaudited)

				Cumulative
			Par value	other
			in excess	comprehensive	Accumulated
	Shares	Par value	of assets received	income (loss)	Deficit	Total
Balance June 30, 2006	115,000,000	$115,000	$(89,205)	$-	$(2,066,128)	$(2,040,333)

Additional paid in capital	-	-	5,098	-	-	5,098

Foreign currency translation	-	-	-	(7,860)	-	(7,860)

Net loss for period ended July 2007	-	-	-	-	(1,673,205)	(1,673,205)

Balance July 31, 2007	115,000,000	$115,000	$(84,107)	$(7,860)	$(3,739,333)	(3,716,300)

Foreign currency translation	-	-	-	3,972	-	3,972

Net loss for period ended January 2008	-	-	-	(1,691)	(430,067)	(431,758)

Balance January 31, 2008	115,000,000	$115,000	$(84,107)	$(5,579)	$(4,169,400)	$(4,144,086)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ZINGO, INC.
(formerly JavaKingCoffee, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS	SIX MONTHS
For the periods	ENDED	ENDED
	January 31, 2008	December 31, 2006

Cash Flows from Operating Activities
Net (loss)	$(430,067)	$(920,466)
Items not affecting cash flows
Depreciation	17,284	23,524
Bad debt expense	9,678	43,329
Increase in accounts receivable	(22,485)	(35,484)
(Increase) decrease in inventories	(2,422)	34,709
Decrease in prepaid expenses	48,300	3,639
(Increase) decrease in marketable securities-restricted	(476)	658
Loss on sale of property and equipment	3,903	-
Increase in other assets	(14,149)	-
Increase (decrease) in accounts payable and accrued expenses	(98,344)	132,703
Decrease in deferred revenue	(2,990)	-
Net cash used for operating activities	(491,768)	(717,388)

Cash Flows from Investing Activities
Purchase of property and equipment	(9,143)	(5,824)
Proceeds from sale of property and equipment	1,070	-
Net cash used for investing activities	(8,073)	(5,824)

Cash Flows from Financing Activities
Net advances from majority shareholder	501,060	715,309

Effect of exchange rate changes on cash and cash equivalents	2,281	-

Net increase (decrease) in cash and cash equivalents	3,500	(7,903)

Cash and cash equivalents at beginning of period	5,962	-

Cash and cash equivalents at end of period	$9,462	$(7,903)

Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Financial accounting standards
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us for acquisitions made after November 30, 2009. We are evaluating the impact of this standard and does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

Note 2. Property and equipment

Property and equipment consist of:

	January 31,	July 31,
	2008	2007
Software	$19,993	$19,993
Autos and truck	14,460	12,224
Office and computer equipment	120,519	114,825
Furniture	4,823	6,806
	159,795	153,848
Less accumulated depreciation	(83,256)	(64,195)
	$76,539	$89,653

Zingo, Inc.
(formerly JavaKing Coffee, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Segment information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. We are organized by geographical area.

The following is financial information relating to the Company’s business segments:

	(unaudited)	(unaudit ed)	(unaudited)	(unaudited)
	SIX MO NTHS	SIX MONTHS	THREE MO NTHS	T HREE MONT HS
	ENDED	ENDED	ENDED	ENDED
	January 31, 2008	December 31, 2006	January 31, 2008	December 31, 2006
Revenue from external customers
United States	$430,322	$630,087	$195,648	$353,974
India	-	-	-	-
Canada	-	-	-	-
Total revenues	$430,322	$630,087	$195,648	$353,974

(Loss) from operations
United States	$(206,680)	$(921,126)	$(26,086)	$(490,174)
India	(191,392)	-	(73,816)	-
Canada	(18,424)	-	(6,625)	-
Total loss from operations	$(416,496)	$(921,126)	$(106,527)	$(490,174)

	January 31, 2008	July 31, 2007
Identifiable assets
United States	$121,399	$167,421
India	65,462	46,578
Canada	-	922
Total assets	$186,861	$214,921

Note 4. Change of year-end

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

Note 5. Going concern

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

RESULTS OF OPERATIONS

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

SIX MONTHS ENDED JANUARY 31, 2008 AS COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2006

We incurred a net loss of $430,067 for the six months ended January 31, 2008, which included general and administrative costs of $526,271.                                           .

We had sales of $430,322 for the six month period ended January 31, 2008. Our gross profit on our sales for this six month period was $109,755. Our net loss for the six-month period ended January 31, 2008, decreased from the six-month period ended December 31, 2006 (from $921,126 for the prior period to $430,067 in 2008). This was primarily due to lower cost of sales in 2008 in relation to revenues, and higher administrative costs of $855,999 in the prior period as compared with $526,271 in 2008, due efficiencies resulting from moving certain operations out of the United States to India.

THREE MONTHS ENDED JANUARY 31, 2008 AS COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2006

We incurred a net loss of $119,908 for the three months ended January 31, 2008, which included general and administrative costs of $167,607.                                            .

We had sales of $195,648 for the three month period ended January 31, 2008. Our gross profit on our sales for this three month period was $61,080. Our net loss for the three-month period ended January 31, 2008, decreased from the three-month period ended December 31, 2006 (from $489,689 for the prior period to $119,908 in 2008). This was primarily due to lower cost of sales in 2008, and higher administrative costs of $455,510 in the prior period as compared with $167,607 in 2008, due efficiencies resulting from moving certain operations out of the United States to India.

PLAN OF OPERATION

We had approximately 2,000 subscribers as of January 2008. We believe that our VOIP systems are working well and we are poised for expansion of our customer base. However, at this point, the continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

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

We interconnect to PSTN’s (Public Switched Telephone Networks) through a number of third party providers via VoIP, where the digital to analog for both inbound and outbound calls is done by these third party providers. Certain intellectual property issues regarding access to PSTN connections are the subject of ongoing litigation by Verizon New York Inc. and affiliated companies (“Verizon”). At this time we cannot predict what effect, if any, this or other similar litigation could have on our business. Adverse court decisions in litigation against companies that are held to be using Verizon’s patented technologies for access to PSTN’s could have a significant adverse effect on our business. As described under “Part II—Item 1. Legal Proceedings”, we have received a subpoena from Verizon in one of these cases, although we are not a party to the case. We have had no commercial dealings with the defendant company in that case and have responded accordingly to the subpoena.

5.2 Liquidity and Capital Resources

As of January 31, 2008, we had cash on hand of $9,462. Our liabilities at January 31, 2008, totaled $4,330,947.

At January 31, 2008, we had a working capital deficiency of $4,234,774 and a stockholders' deficit of $186,861.

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

In the six months ended January 31, 2008, we had received approximately $501,060 in net advances from our principal stockholder, Hybrid Technologies. Without such funding, we could not stay in business.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”) “Business Combinations”, which replaces SFAS 141 “Business Combinations”. This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110 “Share-Based Payment” (“SAB 110”), was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payments”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Securities and Exchange Commission Investigation

On February 10, 2006, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission (“SEC”) informal inquiry. The documents requested included those related to press releases we have issued from September 2005 to January 2006.

On April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by the inquiry and a broad range of other matters. The subpoena, inter alia, requested documents relating to: consultants to the Company, compensation paid to consultants, press releases and drafts thereof, articles concerning the Company in newsletter or other publications, participants in drafting press releases and articles, publication of press releases and articles, and supporting information for press releases and companies referred to therein. Copies of board of director minutes and of records of securities and options issuances have also been requested by the SEC pursuant to this subpoena. We cooperated with the SEC in response to this subpoena. Our Chief Executive Officer, Holly Roseberry, has provided testimony to the SEC in this matter.

In addition, in March 2007 the Company was served a subpoena to produce documents related to legal proceedings initiated by Verizon involving parties that included a former prospective Company vendor. We have no responsive documents to this subpoena and have so advised counsel for Verizon. Management does not believe the Company will become a party to these proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an Annual Meeting of Stockholders on December 21, 2007, in Calgary, Alberta, Canada.

(b) The following persons were elected directors of the Company at the Annual Meeting, to serve and hold office until the next annual meeting of stockholders and until their successors are elected and qualify: Holly A. Roseberry and Mehboob Charania.

(c) At the Annual Meeting, a total of 80,408,605 shares were present in person or by proxy out of 115,000,000 shares outstanding. The following is the result of stockholder voting on the proposals before the meeting:

Proposal	Votes in Favor	Votes Against	Abstentions/Broker Nonvotes

Election of Holly Roseberry as a Director	80,408,605	—	—

Election of Mehboob Charania as a Director	80,408,605	—	—

Item 6. Exhibits

Ex 31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zingo, Inc.

/s/Holly Roseberry
Holly Roseberry
President and Director
(Chief Executive Officer and
Principal Financial Officer)
Dated: March 14, 2008