Form 10-Q
period 2008-04-30
ZINGO, INC
filed 2008-06-11
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended April 30, 2008

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________ to ___________

Commission File Number  000-50693

SUPERLATTICE POWER, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	90-0314206
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada	89110
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code: 877-779-4646

Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of June 3, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

SUPERLATTICE POWER, INC.

EXHIBIT 31 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2007.

The results of operations for the nine and three months ended April 30, 2008 and March 31, 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	April 30,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,886	$5,962
Marketable securities - restricted	41,857	41,224
Accounts receivable, net of allowance for doubtful accounts of $190,512 at April 30, 2008 and $139,003 at July 31, 2007	18,358	1,994
Inventories	39,577	27,788
Prepaid expenses	-	48,300
Total current assets	118,678	125,268

Property and equipment, net	93,160	89,653

Other assets	26,189	-
	$238,027	$214,921

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable & accrued expenses	$202,393	$233,828
Deferred revenues	-	2,990
Due to related party - Blue Diamond Investments, Inc.	4,341,358	3,694,403
Total current liabilities	4,543,751	3,931,221

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Par value in excess of assets received	(84,107)	(84,107)
Accumulated deficit	(4,328,656)	(3,739,333)
Cumulative other comprehensive (loss)	(7,961)	(7,860)
Total stockholders' deficiency	(4,305,724)	(3,716,300)
	$238,027	$214,921

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the periods	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	April 30, 2008	March 31, 2007	April 30, 2008	March 31, 2007

Sales	$614,097	$936,566	$183,775	$306,479

Cost of sales	416,731	890,308	96,184	195,094

Gross profit	197,366	46,258	87,591	111,385

General and administrative	766,567	1,285,647	240,296	429,648

(Loss) from operations	(569,201)	(1,239,389)	(152,705)	(318,263)

Other income (expense)	(16,852)	(266)	(6,708)	159

Interest income	633	1,530	157	304

Loss on sale of asset	(3,903)	-	-	-

Net (loss)	(589,323)	(1,238,125)	(159,256)	(317,800)

Other comprehensive income (loss)

Foreign currency translation	(2,382)	496	(691)	496

Net comprehensive (loss)	$(591,705)	$(1,237,629)	$(159,947)	$(317,304)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted	115,000,000	115,000,000	115,000,000	115,000,000

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

				Cumulative
			Par value in	other
	Common stock	Common stock	excess of	comprehensive	Accumulated
	Shares	Par value	assets received	income (loss)	Deficit	Total
Balance June 30, 2006	115,000,000	$115,000	$(89,205)	$-	$(2,066,128)	$(2,040,333)

Additional paid in capital	-	-	5,098	-	-	5,098

Foreign currency translation	-	-	-	(7,860)	-	(7,860)

Net loss for period ended						(1,673,205)

July 2007	-	-	-	-	(1,673,205)

Balance July 31, 2007	115,000,000	$115,000	$(84,107)	$(7,860)	$(3,739,333)	(3,716,300)

Foreign currency translation	-	-	-	(101)	-	(101)

Net loss for period ended						(589,323)

April 2008	-	-	-	-	(589,323)

Balance April 30, 2008	115,000,000	$115,000	$(84,107)	$(7,961)	$(4,328,656)	$(4,305,724)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS	NINE MONTHS
For the periods	ENDED	ENDED
	April 30, 2008	March 31, 2007
Cash Flows from Operating Activities
Net (loss)	$(589,323)	$(1,238,266)
Items not affecting cash flows

Depreciation	30,812	41,234

Bad debt expense	35,380	56,522

(Increase) in accounts receivable	(51,744)	(48,706)

(Increase) decrease in inventories	(11,789)	33,583

(Increase) decrease in prepaid expenses	48,300	(7,804)

(Increase) in letter of credit	(633)	-

Loss on sale of property and equipment	3,903	-

(Increase) in other assets	(26,189)	-

Increase (decrease) in accounts payable and accrued expenses	(31,435)	93,239

(Decrease) in deferred revenue	(2,990)	-

Net cash (used for) operating activities	(595,708)	(1,070,198)
Cash Flows from Investing Activities

Purchase of property and equipment	(39,292)	(27,046)

Increase in other assets	-	353

Proceeds from sale of property and equipment	1,070	-

Net cash (used for) investing activities	(38,222)	(26,693)

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)

Cash Flows from Financing Activities

Proceeds from APIC from majority shareholder	-	5,098

Advances from related parties	1,192,128	1,437,813

Payments to related parties	(545,173)	(356,741)

Net cash provided by financing activities	646,955	1,086,170

Effect of exchange rate changes on cash and cash equivalents	(101)	625

Net increase (decrease) in cash and cash equivalents	12,924	(10,096)

Cash and cash equivalents at beginning of period	5,962	-

Cash and cash equivalents at end of period	$18,886	$(10,096)

Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions
Transfer of loan to Blue Diamond	$4,341,358	$-

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial statement presentation

Superlattice Power, Inc. (the “Company” or “Superlattice Power”) (formerly Zingo, Inc.), following the sale as of May 15, 2008, of its VOIP telecommunications business, intends to concentrate its efforts on further development of the lithium battery technology licensed from Hybrid Technologies, Inc., the Company’s former parent. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

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

History and Nature of Business

On April 15, 2008 Hybrid Technologies, Inc. (“Hybrid”) sold its controlling interest of the Company's outstanding common stock to Blue Diamond Investments, Inc.

Effective April 15, 2008, the Company entered into a license agreement with Hybrid providing for Hybrid’s license to the Company of their patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“licensed products”). Under the license agreement, Hybrid has the right to purchase their requirements of lithium ion batteries from the Company, and their requirements of lithium ion batteries shall be supplied by the Company in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of the Company. Hybrid’s cost for lithium ion batteries shall be the Company’s actual manufacturing costs for such batteries for the fiscal quarter of the Company in which Hybrid’s purchase takes place.

The Company has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the licensed products.

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Hybrid’s North Carolina facility. The leased space will be suitable for, and utilized by the Company for, our developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, the Company also purchased from Hybrid for the purchase price of $29,005, certain equipment and supplies related to the license agreement. Although the lease was signed, the space is not available as of April 30, 2008. Therefore, through mutual agreement, no rent has been paid yet.

The Company merged into its wholly-owned subsidiary, Superlattice Power, Inc., on April 25, 2008. The subsidiary was created solely for this merger, the purpose of which was to change the name of the Company from Zingo, Inc. to Superlattice Power, Inc. The State of Nevada does not require stockholder approval of a merger of a wholly-owned subsidiary into the parent, and in connection with such a merger the name of the parent is permitted to be changed. As a result of the merger, the assets and liabilities surviving corporation were unchanged. The subsidiary Superlattice Power, Inc. had no assets or liabilities prior to the merger.

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

SFAS No. 141(R) is effective for us for acquisitions made after November 30, 2009. We are evaluating the impact of this standard and do not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

Note 2. Property and equipment

Property and equipment consist of:

	April 30,	July 31,
	2008	2007
Office and computer equipment	$120,311	$114,825
Machinery and equipment	26,500	-
Software	19,993	19,993
Autos and truck	14,107	12,224
Furniture	4,823	6,806
	185,734	153,848
Less accumulated depreciation	(92,574)	(64,195)
	$93,160	$89,653

Depreciation expense for the nine months ended April 30, 2008 and March 31, 2007, was $30,812 and $41, 234, respectively.

Note 3. Segment information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. We are organized by geographical area.

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Segment information - continued

The following is financial information relating to the Company’s business segments:

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	April 30, 2008	March 31, 2007	April 30, 2008	March 31, 2007
Revenue from external customers
United States	$614,097	$936,566	$183,775	$306,479
India	-	-	-	-
Canada	-	-	-	-
Total revenues	$614,097	$936,566	$183,775	$306,479

(Loss) from operations
United States	$(263,736)	$(1,158,306)	$(57,056)	$(237,180)
India	(287,040)	(37,470)	(95,648)	(37,470)
Canada	(18,425)	(43,613)	(1)	(43,613)
Total loss from operations	$(569,201)	$(1,239,389)	$(152,705)	$(318,263)

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

Note 5. Going concern

The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company has incurred significant operating losses since inception. These operating losses have been funded by the issuance of capital and advances from related parties (the Company's former parent, Hybrid Technologies, Inc.). There are no guarantees that the Company will continue to be able to raise the funds necessary. Additionally, the lack of capital may limit the Company's ability to establish and maintain existing business and establish future viable business.

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Subsequent events

At a closing held on May 15, 2008, the Company sold for $215,000 the 75,000 outstanding shares of common stock, constituting 100% of the outstanding stock, of the Company’s subsidiary Zingo Telecom, Inc. In addition, at the closing, the Company assigned and transferred to the purchaser all receivables or debt obligations of Zingo Telecom owing to or held by the Company at the closing date, and all outstanding shares of M/S Zingo Bpo Services Pvt. Ltd., the Company’s subsidiary incorporated in India.

On June 4, 2008 Holly Roseberry resigned as President of Superlattice Power, Inc., where she remains as a director. Ayaz Kassam is the new President and Chief Executive Officer, and has been appointed as a director to fill a vacancy on the Board.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

Superlattice Power, Inc. (formerly Zingo, Inc., the “Company”, “we”, or “us”) was incorporated on July 15, 2002 under the laws of the State of Nevada under the name "Titan Web Solutions, Inc." On August 18, 2003, we changed our name to "Javakingcoffee, Inc."

We had been engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005. On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc. (“Whistlertel”), a Nevada corporation, which was formerly a wholly-owned subsidiary of Hybrid Technologies, Inc. On August 19, 2005, we completed the acquisition of Whistlertel in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance. We entered into a license agreement with Hybrid Technologies, Inc. on April 15, 2008, for the license of the development of their lithium battery technology, and we sold our subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008. To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008.

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

NINE MONTHS ENDED APRIL 30, 2008 AS COMPARED WITH NINE MONTHS ENDED MARCH 31, 2007

We incurred a net loss of $589,323 for the nine months ended April 30, 2008, which included general and administrative costs of $766,567. .

We had sales of $614,097 for the nine month period ended April 30, 2008. Our gross profit on our sales for this nine month period was $197,366. Our net loss for the nine-month period ended April 30, 2008, decreased from the nine-month period ended March 31, 2007 (from $1,238,125 for the prior period to $589,323 in 2008). This was primarily due to lower cost of sales in 2008 in relation to revenues, and higher administrative costs of $1,285,647 in the prior period as compared with $766,567 in 2008, due efficiencies resulting from moving certain operations out of the United States to India.

THREE MONTHS ENDED APRIL 30, 2008 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

We incurred a net loss of $159,256 for the three months ended April 30, 2008, which included general and administrative costs of $240,296.

We had sales of $183,775 for the three month period ended April 30, 2008. Our gross profit on our sales for this three month period was $87,591. Our net loss for the three-month period ended April 30, 2008, decreased from the three-month period ended March 31, 2007 (from $317,800 for the prior period to $159,256 in 2008). This was primarily due to lower cost of sales in 2008, and higher administrative costs of $429,648 in the prior period as compared with $240,296 in 2008, due efficiencies resulting from moving certain operations out of the United States to India.

PLAN OF OPERATION

As of May 15, 2008, when we sold our VOIP telecommunications business, we had approximately 2,000 subscribers. We intend to concentrate our efforts on further development of the lithium battery technology that we have licensed from Hybrid Technologies, Inc. effective April 15, 2008. We changed our name to Superlattice Power, Inc. on April 25, 2008, to reflect our new business under the license agreement with Hybrid Technologies, Inc. Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

Commercial Initiatives

License Agreement with Hybrid Technologies, Inc.

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with Hybrid Technologies, Inc. (“Hybrid”), our former controlling stockholder, providing for Hybrid’s license to us of Hybrid’s patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, Hybrid has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Hybrid’s cost for lithium ion batteries purchased from us is our actual manufacturing costs for such batteries for our fiscal quarter in which Hybrid’s purchase takes place.

We have agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products, and we intend to pursue development of the lithium battery technology that we have licensed.

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space (“Leased Space”) in Hybrid’s North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement. The Leased Space is leased by Hybrid to us on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Hybrid also sold us for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field. Although the lease was signed, the space was not available as of April 30, 2008. Therefore, through mutual agreement, no rent has been paid yet. We are at work with the equipment purchased and expect the leased space to be finished soon.

Sale of our Telecom Subsidiaries

At a closing held on May 15, 2008, we sold for $215,000 the 75,000 outstanding shares of common stock, constituting 100% of the outstanding stock, of our subsidiary Zingo Telecom, Inc. In addition, at the closing, we assigned and transferred to the purchaser all receivables or debt obligations of Zingo Telecom owing to or held by us at the closing date, and all outstanding shares of M/S Zingo Bpo Services Pvt. Ltd., our subsidiary incorporated in India.

5.2 Liquidity and Capital Resources

As of April 30, 2008, we had cash on hand of $18,886. Our liabilities at April 30, 2008, totaled $4,543,751.

At April 30, 2008, we had a working capital deficiency of $4,425,073 and a stockholders' deficit of $4,305,724.

Since our incorporation, we have financed our operations almost exclusively through the sale of our common shares to investors and through advances from our directors. We expect to finance operations through the sale of equity or other investments in us for the foreseeable future, as we do not receive significant revenue from our new business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

In the nine months ended April 30, 2008, we had received approximately $646,955 in net advances from our principal stockholder.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates. We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure.

Credit Risk - Our accounts receivables are not subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We do not anticipate any material losses in this area.

Item 4T. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Securities and Exchange Commission Investigation

On February 10, 2006, we received a request for voluntary production of documents and information pursuant to a Securities and Exchange Commission (“SEC”) informal inquiry. The documents requested included those related to press releases we have issued from September 2005 to January 2006.

On April 24, 2006, we received a subpoena from the SEC issued in an investigation initiated by the SEC with respect to the matters covered by the inquiry and a broad range of other matters. The subpoena, inter alia, requested documents relating to: consultants to the Company, compensation paid to consultants, press releases and drafts thereof, articles concerning the Company in newsletter or other publications, participants in drafting press releases and articles, publication of press releases and articles, and supporting information for press releases and companies referred to therein. Copies of board of director minutes and of records of securities and options issuances have also been requested by the SEC pursuant to this subpoena. We cooperated with the SEC in response to this subpoena. Our former Chief Executive Officer, Holly Roseberry, has provided testimony to the SEC in this matter.

In addition, in March 2007 the Company was served a subpoena to produce documents related to legal proceedings initiated by Verizon involving parties that included a former prospective Company vendor. We have no responsive documents to this subpoena and have so advised counsel for Verizon. Management does not believe the Company will become a party to these proceedings.

Item 5. Other Information.

Change of our Name from Zingo, Inc. to Superlattice Power, Inc.

We merged into our wholly-owned subsidiary, Superlattice Power, Inc., into us on April 25, 2008 for the purpose of changing our name from Zingo, Inc. to Superlattice Power, Inc. The subsidiary was created solely for this merger, the sole purpose of which was to change our name to Superlattice Power, Inc. The State of Nevada does not require stockholder approval of a merger of a wholly-owned subsidiary into the parent, and in connection with such a merger the name of the parent is permitted to be changed. As a result of the merger, the assets and liabilities the Company, as surviving corporation, were unchanged. The subsidiary Superlattice Power, Inc. had no assets or liabilities prior to the merger.

Election of New Chief Executive Officer and Director

On June 4, 2008, Holly Roseberry, who will continue as a director of the Company, resigned as our President and Chief Executive Officer, and our Board of Directors appointed Ayaz Kassam as our President and Chief Executive Officer and as a director to fill a vacancy on our Board.

Ayaz Kassam, age 42, graduated and received a degree as an industrial designer product specialist from The Ontario College of the Arts, in Toronto, Canada, in 1990-1991. Mr. Kassam commenced his professional career at Pigeon Branding and Design, Toronto/Oakville, Canada, in 1992, and from 1996 to 2003, where he managed the technology and design needs of the creative services group at Loblaws Brand Limited. In 2005, he founded and continues to operate a web hosting company, Favorhosting Corp. From 2004 to the present, Mr. Kassam has been an independent technical and industrial design consultant.

Item 6. Exhibits.

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

Superlattice Power, Inc.

/s/ Ayaz Kassam
Ayaz Kassam
President and Chief Executive Officer
Dated: June 11, 2008