Form 10-K
period 2008-07-31
ZINGO, INC
filed 2008-10-29
CIK 1230524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

 For the fiscal year ended  July 31, 2008

☐ Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

 For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-50693

SUPERLATTICE POWER, INC.

(Name of Registrant as Specified in Its Charter)

NEVADA	90-0314205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada	89110
(Address of principal executive offices)	(Zip Code)

(702) 425-7376
Issuer's telephone number

Securities registered under
Section 12(b) of the Exchange Act:	NONE

Securities registered under
Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,350,000.

Number of shares of Common Stock outstanding as of October 15, 2008: 115,000,000.

Documents incorporated by reference: None

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

On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc. (“Whistlertel”), a Nevada corporation, which was formerly a wholly-owned subsidiary of Hybrid Technologies, Inc. On August 19, 2005, we completed the acquisition of Whistlertel (which was subsequently renamed as Zingo Telecom, Inc.) in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance. We entered into a license agreement with Hybrid Technologies, Inc. on April 15, 2008, for the license of the development of their lithium battery technology, and we sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.

To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008.

On August 17, 2007, our Board of Directors approved the change in our fiscal year from the calendar year to a fiscal year ending on July 31.

Our principal executive office is located at 420 N Nellis Blvd Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (702) 425-7376.

Recent Developments

License Agreement With Hybrid Technologies

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with Hybrid providing for Hybrid’s license to us of Hybrid’s patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications, with priority purchase rights and pricing for Hybrid. We have agreed to invest a minimum of $1,500,000 in each of the next two years in development of this technology. We also leased space in Hybrid’s North Carolina facility where we will conduct our developmental and manufacturing operations for lithium ion batteries.

Sale of Zingo Telecom

On May 15, 2008, we sold to Heritage Asset Management Inc. for $215,000 the 75,000 outstanding shares of common stock, constituting 100% of the outstanding stock, of our subsidiary Zingo Telecom, Inc. In addition, at the closing, we assigned and transferred to Heritage all receivables or debt obligations of Zingo Telecom owing to or held by us at the closing date, and we assigned and transferred to Heritage all outstanding shares of M/S Zingo Bpo Services Pvt. Ltd. Under certain circumstances, the Company could possibly be exposed to potential liability for fines and penalties under the rules and regulations of the Federal Communications Commission for regulatory compliance issues involving the Company's former subsidiary Zingo Telecom, Inc., which was sold on May 15, 2008. The Company would vigorously contest any assertion against it of liabilities deriving from regulatory compliance issues involving this former subsidiary.

Liquidity and Capital Resources

As of July 31, 2008, we had cash on hand of $15,695. During the year ended July 31, 2008, we have incurred a net comprehensive loss of $865,290. On July 31, 2008, we had a working capital deficiency of $4,607,333 and a stockholders' deficit of $4,573,730.

We had 115,000,000 shares of common stock issued and outstanding as of October 15, 2008. Our common stock is traded on the OTC Bulletin Board.

General

We are developing safe rechargeable battery system for varied applications ranging from portable electronics to onboard energy storage in EVs. Lithium ion batteries are rechargeable and composed of cathode, anode, separator and electrolytes. In 1990, Sony (Japan) introduced the lithium ion battery. Sony used an expensive cathode material, which was also unsafe. We are taking steps to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

Lithium ion batteries that we plan to develop are rechargeable batteries composed of cells linked together, each cell created from lithiated cathode powder coated on aluminum foil (electrode material that the electron flows out from during charge) and anode powder coated on copper foil (electrode material that the electro flows into during charge) with a separator (polymer material in between anode and cathode) in a mixture of electrolytes, which is an ionically conductive medium.

Our goal is continually to improve our proprietary semi-solid synthesis process for the development of lithium ion rechargeable battery technologies to meet the growing needs for a less expensive, high-energy density, extended life and fast recharging battery while considering safety as a major concern.

We use a proprietary superlattice cathode material and its technically advanced synthesis process. Our other technical expertise includes Battery Management Systems (BMS) and a high current rate battery charger. A typical battery pack will consist of a number of lithium ion cells and a BMS.

Currently, our technology development is in the initial phase of prototyping and testing. Once a prototype is successfully obtained, we plan to work closely with production specialists in the battery industry and material synthesis to lead the battery manufacturing unit along with marketing and sales team. Our primary focus will then simultaneously operate research and development, production and marketing of the new products.

License Agreement with Hybrid Technologies

Effective April 15, 2008, we entered into the License Agreement with Hybrid, providing for Hybrid’s license to us of Hybrid’s patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

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

Effective April 16, 2008, Hybrid also sold us for the purchase price of $29,005, specified equipment and supplies related to the Licensed Products.

Competition

Our lithium battery development operations face substantial competition from other companies which have significantly greater financial resources than we do. At this time the lithium ion battery market is controlled by Asian manufacturers, and the Company is not aware of any volume battery manufacturer in the United States. LIB manufacturing moved out from USA in earlier days sighting the complicated and costly manufacturing process.

Government Regulation

According to lithium battery federal regulations, no lithium ion batteries may be shipped without having passed a series of tests defined by the UN Committee of Experts on the Transport of Dangerous Goods. Additional cost associated with these tests and special packaging requirements along with the troubles posed by delays in obtaining the lithium ion batteries on time have caused difficulties for American companies dealing with the Asian battery suppliers.

Employees

As of the date of this report, we have three employees. We employ several consultants.

Research and Development Expenditures

We incurred no research and development expenditures in our fiscal years ended July 31, 2007 and $19,413 of research and development expenditures in the year ended July 31, 2008.

Patents and Trademarks

We have licensed provisional patent applications involving rechargeable battery cathode material and battery management systems from Hybrid Technologies and have acquired a U.S. patent for technology involving varied current and voltage rating battery packs. These patent rights enable us to customize and commercialize the battery packs inside electric vehicles according to the customer’s power requirements. This technology also gives us the ability to select a parallel or series combination of cells to produce a battery pack.

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

WE DO NOT HAVE SUFFICIENT REVENUES TO SUSTAIN OUR OPERATIONS

We have not had sufficient revenues from our telecommunication operations to operate without substantial loans from our former major stockholder, Hybrid Technologies, Inc. As of July 31, 2008, we had cash on hand of $15,695. During our fiscal year ended July 31, 2008, we incurred a net comprehensive loss of $865,290. On July 31, 2008, we had a working capital deficiency of $4,607,333 and a stockholders' deficit of $4,573,730. We expect that we will continue to incur operating losses in the future in connection with the development of our lithium battery technology. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN DEVELOPMENT AND PRODUCTION OF LITHIUM ION BATTERIES AND WITH NEGOTIATING COMMERCIAL ARRANGEMENTS FOR SUCH PRODUCTS

Our management has limited experience in development, production, commercialization of and negotiating licenses and joint ventures to commercialize the lithium ion batteries we are developing. As a result of this inexperience, there is a high risk we may be unable to complete our business plan and successfully commercialize our lithium ion battery products, if we succeed in developing such products. Because of the intense competition for our planned products, there is substantial risk that we will not successfully commercialize these products.

OUR PLANNED LITHIUM ION BATTERY BUSINESS IS SUBJECT TO SUBSTANTIAL RISKS

The lithium ion battery market is competitive and risky. We are competing against numerous competitors with greater financial resources than us, and due to the difficulties of entry into these markets, we may be unsuccessful and not be able to complete our business plan.

LITHIUM ION BATTERIES, IF NOT PROPERLY MANAGED, MAY POSE A FIRE HAZARD.

We will have to develop batteries and battery management systems that eliminate the risk of fire from use of lithium ion batteries as a power source. If we are not able to develop such systems our business will not develop as planned. If our battery management systems fail, we could be liable to those who are harmed as a result of such failure.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

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

Item 3. Legal Proceedings.

On June 3, 2008, we were notified of a case filed on June 2, 2008, by Peter Strojnik, Attorney at Law, in the Federal Court for the District of Arizona (Peter Strojnik, P.C. v. The Energy Bull et al., 2:08-cv-1017 ROS). On June 24, 2008, the plaintiff amended the complaint to include the Company as a defendant. The complaint seeks damages against The Energy Bull and other defendants based on transmission of unsolicited facsimiles illegally promoting the stock of the Company to the plaintiff and members of the class that the plaintiff purports to represent. The lawsuit seeks damages estimated in the complaint to be between $333 million and $3 billion, as well as injunctive relief for the alleged sending of unsolicited faxes. We have filed a motion to dismiss to exclude the Company from the lawsuit. The Company disclaims all responsibility for authorizing in any manner unsolicited facsimiles issued by The Raging Bull or other parties that seek to promote the Company’s stock.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

As of October 15, 2008, there were approximately 34 record owners of the Company's Common Stock. The Company's Common Stock started quoting for trade on July 1, 2004 on the National Association of Securities Dealers OTC Bulletin Board under the symbol "JVKG". Bid quotations for the common stock commenced September 1, 2005.

Period	High	Low
January 1 to March 31, 2006	$8.86	$5.25
April 1 to June 30, 2006	$3.65	$8.10
July 1 to September 30, 2006	$3.00	$5.75
October 1 to December 31, 2006	$4.30	$1.15

January 1 to March 31, 2007	$1.41	$.57
April 1 to June 30, 2007	$.92	$.52
July 1 to July 31, 2007	$.90	$.52
August 1 to October 31, 2007	$2.50	$.63
November 1, 2007 to January 31, 2008	$.60	$.30
February 1 to April 30, 2008	$.47	$.37
May 1 to July 31, 2008	$2.53	$.34
August 1 to October 14, 2008	$2.08	$.81

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of July 31, 2008 information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to be	Weighted-average exercise	plans
	issued upon exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants and	reflected in
Plan category	warrants and rights	rights	column (a))
Equity compensation plans approved by security holders	-0-	—	-0-

Equity compensation plans not approved by security holders	-0-	—	-0-

Total	-0-	—	-0-

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operations.

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

On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc. (“Whistlertel”), a Nevada corporation, which was formerly a wholly-owned subsidiary of Hybrid Technologies, Inc. On August 19, 2005, we completed the acquisition of Whistlertel (which was subsequently renamed as Zingo Telecom, Inc.) in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance. We entered into a license agreement with Hybrid Technologies, Inc. on April 15, 2008, for the license of the development of their lithium battery technology, and we sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008. To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008.

Results Of Operations for the Year Ended July 31, 2008

We incurred a net loss of $865,290 in the year ended July 31, 2008, which included general and administrative costs of $1,072,625.

2008 COMPARED WITH 2007

Our net comprehensive loss for the twelve months ended July 31, 2008 increased to $865,290 from $760,739 for the seven month ended July 31, 2007. Our net comprehensive loss in 2008 included a net loss on discontinued operations of $356,843.

PLAN OF OPERATION

Commercial Initiatives

We are developing rechargeable lithium ion batteries for power production for a variety of uses. We plan to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

5.2 Liquidity and Capital Resources

Since our incorporation, we have financed our operations almost exclusively through the sale of our common shares to investors. We expect to finance operations through the sale of equity in the foreseeable future as we do not receive any revenue from our new lithium battery development business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

As of July 31, 2008, we had cash on hand of $15,695. Our liabilities at July 31, 2008, totaled $4,623,028. At July 31, 2008, we had a working capital deficiency of $4,607,333 and a stockholders' deficit of $4,573,730.

In the twelve months ended July 31, 2008, we had received approximately $764,365 in net advances from related parties. Without such funding, we could not stay in business.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted FIN 48 as of January 1, 2007 and do not feel that FIN 48 will have an impact on our financial statements.

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will have a significant impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk - The raw materials for manufacturing our batteries could be affected by changes in the commodities markets, and if we commence manufacturing our lithium ion batteries, we could be subject to this risk.

Item 8. Financial Statements and Supplementary Data.

SUPERLATTICE POWER, INC.

FINANCIAL STATEMENTS

July 31, 2008

Superlattice Power, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Superlattice Power Inc.
420 N. Nellis Blvd.
Suite A-3 - 146
Las Vegas, NV 89110

We have audited the consolidated balance sheet of Superlattice Power Inc. and Subsidiaries (collectively, the “Company”, formerly Zingo, Inc.) as of July 31, 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Superlattice Power Inc. (formerly Zingo, Inc.) as of July 31, 2007, were audited by other auditors whose report, dated November 7, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements of Superlattice Power Inc. and Subsidiaries referred to above present fairly, in all material respects, the financial position of Superlattice Power Inc. and Subsidiaries as of July 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $865,290 for the year ending July 31, 2008. As of July 31, 2008, current liabilities exceeded current assets by $4,607,333. These factors, and others discussed in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Wiener, Goodman & Company P.C.

October 20, 2008

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

/s/ Haynie & Company
Littleton, CO
November 7, 2007

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,695	$5,962
Marketable securities - restricted	-	41,224
Accounts receivable, net of allowance for doubtful accounts of $0 and $139,000	-	1,994
Inventories	-	27,788
Prepaid expenses	-	48,300
Total current assets	15,695	125,268

Property and equipment, net	33,603	89,653

	$49,298	$214,921

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$164,260	$233,828
Deferred revenues	-	2,990
Due to related parties	4,458,768	3,694,403
Total current liabilities	4,623,028	3,931,221

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Additional paid-in-capital	(84,107)	(84,107)
Accumulated deficit	(4,604,623)	(3,739,333)
Cumulative other comprehensive loss	-	(7,860)
Total stockholders' deficiency	(4,573,730)	(3,716,300)
	$49,298	$214,921

See Notes to Consolidated Financial Statements

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	SEVEN MONTHS
	ENDED	ENDED
	July 31, 2008	July 31, 2007
Sales	$-	$-

Costs and expenses:
Cost of sales	-	-
General and administrative	341,835	87,240
Research and development	19,413	-
	361,248	87,240

Loss from continuing operations	(361,248)	(87,240)

Other (expense)	(16,852)	(83)
Interest income	633	642
Interest expense	(127,077)	-
Loss on sale of asset	(3,903)	-

Net loss from continuing operations	(508,447)	(86,681)
Provision for income taxes	-	-

Net loss from continuing operations	(508,447)	(86,681)
Discontinued operations:
Loss from discontinued operations	(526,132)	(666,198)
Gain on disposal of discontinued operations	169,289	-
Net loss on discontinued operations	(356,843)	(666,198)

Net loss	(865,290)	(752,879)
Other comprehensive income (loss):
Foreign currency translation	-	(7,860)

Net comprehensive loss	$(865,290)	$(760,739)

Net loss per share - basic and diluted - continuing operations	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - continuing operations	115,000,000	115,000,000

Net loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.01)

Weighted shares outstanding - basic and diluted - discontinued operations	115,000,000	115,000,000

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

				Cumulative
			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Par value	Capital	Income (Loss)	Deficit	Total
Balance December 31, 2006	115,000,000	$115,000	$(89,205)	$-	$(2,986,454)	$(2,960,659)

Additional paid in capital	-	-	5,098	-	-	5,098

Foreign currency translation	-	-	-	(7,860)	-	(7,860)

Net loss for period ended July 2007	-	-	-	-	(752,879)	(752,879)

Balance July 31, 2007	115,000,000	115,000	(84,107)	(7,860)	(3,739,333)	(3,716,300)

Foreign currency translation	-	-	-	7,860	-	7,860

Net loss for year ended July 2008	-	-	-	-	(865,290)	(865,290)

Balance July 31, 2008	115,000,000	$115,000	$(84,107)	$-	$(4,604,623)	$(4,573,730)

See Notes to Consolidated Financial Statements

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR	TWELVE MONTHS
	ENDED	ENDED
For the periods	July 31, 2008	July 31, 2007
Cash Flows from Operating Activities
Net (loss)	$(865,290)	$(752,879)
Items not affecting cash flows
Depreciation	34,363	23,570
Bad debt expense	35,380	133,481
(Decrease) in accounts receivable	(33,386)	(120,700)
(Increase) decrease in inventories	27,788	(14,313)
Decrease in prepaid expenses	48,300	4,860
Decrease in marketable securities-restricted	41,224	-
Loss on sale of property and equipment	3,903	-
(Decrease) in accounts payable and accrued expenses	(69,568)	(4,200)
(Decrease) in deferred revenue	(2,990)	-
Net cash used for operating activities	(780,276)	(730,181)
Cash Flows from Investing Activities
Purchase of property and equipment	(52,063)	(28,479)
Sale of property and equipment	68,777	-
(Decrease) in other assets	-	(643)
Proceeds from sale of property and equipment	1,070	-
Net cash provided by (used for) investing activities	17,784	(29,122)

Cash Flows from Financing Activities
Proceeds from majority shareholder	-	5,098
Advances from related parties	1,402,038	1,321,278
Payments to related parties	(637,673)	(561,923)
Net cash provided by financing activities	764,365	764,453

Effect of exchange rate changes on cash and cash equivalents	7,860	(7,720)

Net increase (decrease) in cash and cash equivalents	9,733	(2,570)

Cash and cash equivalents at beginning of period	5,962	8,532
Cash and cash equivalents at end of period	$15,695	$5,962
Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions
Transfer of loan to Blue Diamond Investments, Inc.	$4,341,358	$-

See Notes to Consolidated Financial Statements

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial statement presentation

Superlattice Power, Inc. (the “Company” or “Superlattice Power”) (formerly Zingo, Inc.), following the sale as of May 15, 2008, of its VoIP telecommunications business, intends to concentrate its efforts on further development of the lithium batteries technology licensed from Hybrid Technologies, Inc., the Company’s former parent.

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

History and Nature of Business
Superlattice Power was originally incorporated under the name Titan Web Solutions, Inc. on July 15, 2002 under the laws of the State of Nevada. The Company changed its name to JavaKingCoffee, Inc. in August 2003.

Effective August 8, 2005, the Company entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, which was a wholly owned subsidiary of Hybrid Technologies, Inc. (“Hybrid”). The transaction was completed on August 19, 2005 by the issuance of 80,000,000 shares of the Company's stock in exchange for all of the outstanding shares of WhistlerTel's common stock.

WhistlerTel, Inc. was organized in November, 2004. The Company offers telecommunication services to businesses which provide voice communication via the Internet. The system requires high speed broadband internet access.

On April 15, 2008, Hybrid Technologies, Inc. sold its controlling interest of the Company’s outstanding common stock to Blue Diamond Investments, Inc. With the sale of our VoIP telecommunications business, named Zingo Telecom, Inc., on May 15, 2008 we intend to concentrate efforts on further development of the lithium batteries technology licensed from Hybrid, the Company’s former parent.

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

The Company has agreed to invest a minimum of $1,500,000 in each of the next two years from the date of the license agreement to develop the technology for the licensed products. To date, investments have been made in the amount of $24,500. If the Company does not make the required investments, it will be in default under the license agreement, Hybrid would have the right to terminate the license agreement.

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Hybrid’s North Carolina facility. The leased space will be suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Also effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from Hybrid for the purchase price of $29,005.

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company merged into its wholly-owned subsidiary, Superlattice Power, Inc., on April 25, 2008. The subsidiary was created solely for this merger, the purpose of which was to change the name of the Company from Zingo, Inc. to Superlattice Power, Inc. The state of Nevada does not require stockholder approval of a merger of a wholly-owned subsidiary into the parent, and in connection with such a merger the name of the parent is permitted to be changed. As a result of the merger, the assets and liabilities of the surviving corporation were unchanged. The subsidiary Superlattice Power, Inc. had no assets or liabilities prior to the merger.

On June 4, 2008, Holly Roseberry resigned as President of Superlattice Power, Inc., where she remains as a director. Ayaz Kassam is the new President and Chief Executive Office (“Kassam”), and has been appointed as a director to fill a vacancy on the Board.

Basis of presentation
The Company’s financial statements for the year ended July 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $645,632 revenue in 2008 and as of July 31, 2008, there was a working capital deficit of approximately $4.6 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the formation of a new business, raising operating and development capital, and the marketing of a new product. There is no assurance the Company will ultimately achieve a profitable level of operations.

The Company presently does not have sufficient liquid assets to finance its anticipated funding needs and obligations. The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and achieve a level of sales adequate to support its cost structure. Management is actively seeking additional capital to ensure the continuation of its current activities and complete its proposed activities. However, there is no assurance that additional capital will be obtained. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiary, Zingo Telecom, Inc. and Zingo Telecom Canada, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents
Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash with original maturities of three months or less.

Financial instruments
The fair value of accounts receivables, accounts payable and accrued expenses and advances from related parties approximates fair value based on their short maturities.

Accounts receivable
The Company provides credit to customers in the normal course of business. An allowance for accounts receivable is estimated by management based in part on the aging of receivables and historical transactions. Periodically management reviews accounts receivable for accounts that appear to be uncollectible and writes off these uncollectible balances against the allowance accordingly.

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

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. Translation adjustments in future periods will be recorded in Cumulative Other Comprehensive Income. The translation gains or losses were not material for the years ended July 31, 2008 and 2007.

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income (loss)
The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No.130. For the year ended July 31, 2008 and seven months ended July 31, 2007 the difference between net income (loss) and comprehensive income (loss) is foreign currency translation.

Discontinued Operations
In May 2008, the Company completed the sale of its VoIP business. The results for the business were accounted for as discontinued operations in the consolidated financial statements for the years presented herein. The divestiture resulted in a loss of $356,842 and $666,198, respectively, for the year ended July 31, 2008, and seven months ended July 31, 2007.

Summarized combined statement of loss for discontinued operations is as follows:

	YEAR	SEVEN MONTHS
	ENDED	ENDED
	July 31, 2008	July 31, 2007
Net sales	$645,632	$783,572
Loss before income tax	(1,171,764)	(1,449,770)
Provision for income taxes	-	-
Loss from operations - net tax	(526,132)	(666,198)
Gain on sale of discontinued operations	169,290	-
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$(356,842)	$(666,198)

Revenues
Revenues are recognized at the time that service is completed or the related products have been installed.

Advertising
Advertising costs are generally expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the year ended July 31, 2008 and seven months ended July 31, 2007 were approximately $108,000 and $2,500 respectively.

Shipping and handling
Shipping and handling costs associated with shipping equipment to customers are generally expensed and included in costs of sales.

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the seven months ended July 31, 2007 in the Company’s Consolidated Statements of Operations.

Recently issued pronouncements
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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted FIN 48 as of January 1, 2007 and do not feel that FIN 48 will have an impact on our financial statements.

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

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will have a significant impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

Note 2. Business combination

As discussed in Note 1, JavaKing Coffee, Inc. (JavaKing) entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, and a wholly owned subsidiary of Hybrid Technologies, Inc. (Hybrid). The transaction was completed on August 19, 2005 by the issuance of 80,000,000 shares (69.56%) of the Company's stock in exchange for all of the outstanding shares of WhislerTel's common stock. The transaction has been accounted for as reverse acquisition, because Hybrid has replaced the JavaKing shareholders as the party in control. In a reverse acquisition the capital structure remains that of the legally surviving entity (JavaKing) but the historical operations is that of the surviving control group (WhistlerTel). On April 28, 2008, Zingo, Inc. merged with Superlattice Power, Inc. These financials reflect the business of Zingo Telecom up to the date it was sold, May 15, 2008, and the financials of Zingo, Inc. and Superlattice Power, Inc.

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Other current assets

	July 31,	July 31,
	2008	2007
Prepaid expenses	$-	$16,637
Amounts on deposit with venders	-	31,633
	$-	$48,300

Note 4. Property and equipment

Property and equipment at consists of:

	July 31,	July 31,
	2008	2007
Office and computer equipment	$28,430	$114,825
Leasehold improvements	9,345	-
Software	-	19,993
Autos and truck	-	12,224
Furniture	-	6,806
	37,775	153,848
Less accumulated depreciation	(4,172)	(64,195)
	$33,603	$89,653

Depreciation expense for the year ended July 31, 2008 and seven months ended July 31, 2007, was $34,363 and $23,570, respectively.

Note 5. Capital stock

As discussed in Note 1 and Note 3, the Company entered into an agreement on August 19, 2005, whereby the Company issued 80,000,000 shares of its common stock to the shareholder of Whistler Tel, Inc. in exchange for all of the shares of WhistlerTel. On April 15, 2008 the 80,000,000 shares were sold to Blue Diamond Investments. On May 15, 2008, the subsidiary, Zingo Telecom, was sold to a private investor.

During the year ended July 31, 2007, Hybrid provided additional paid in capital in the amount of $5,098 to help start M/S Zingo Bpo Services Pvt. Ltd. This money was considered a gift and not to be repaid.

During the year ended December 31, 2005, the Company announced a ten for one stock split. All information related to the number of shares or per share information has been adjusted to reflect this stock split.

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Related party transactions

As discussed in Note 2, the Company's principal financing source has been from its former parent, Hybrid Technologies, Inc. The Company has also received advances during 2008 from its chief executive and principal financial officer Ayaz Kassam. On April 15, 2008, Blue Diamond assumed Hybrid’s debt due from Superlattice. At July 31, 2008 and July 31, 2007 the Company owed Hybrid $0 and $3,694,403, Blue Diamond $4,321,358 and $0, and Kassam $137,410 and $0, respectfully. During the year ended July 31, 2008 and seven months ended July 31, 2007 the Company had advances totaling $1,402,038 and $1,321,278, respectively; and payments amounted to approximately $637,673 and $561,923, respectively. Without such funding, the Company could not stay in business.

The advances from the parent company will accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The balance of the related party transactions is due within two weeks of the parties request but does not bear interest. Interest for the years ended July 31, 2008 and for the seven months ended July 31, 2007 is $127,077 and $0, respectively. The related party transaction amounts are reported as current due to the relationship.

Note 7. Income taxes

At July 31, 2008 and July 31, 2007, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1,612,000 and $1,309,000 at July 31, 2008 and July 31, 2007 respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $4,605,000 and $3,739,000 at July 31, 2008 and July 31, 2007 respectively, will begin to expire in 2027.

Note 8. (Loss) per share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

Note 9. Segment information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. We are organized by geographical area.

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is financial information relating to the Company’s business segments:

	YEAR	SEVEN MONTHS
	ENDED	ENDED
	July 31, 2008	July 31, 2007
Revenue from external customers:
United States	$645,632	$783,572
India	-	-
Canada	-	-
Total revenues	$645,632	$783,572

(Loss) from operations:
United States	$(516,883)	$(564,788)
India	(352,078)	(159,780)
Canada	(18,420)	(28,870)
Total loss from operations	$(887,381)	$(753,438)

Capital expenditures:
Telecommunication services
United States	$37,775	$1,555
India	14,288	26,924
Canada	-	-
Total capital expenditures	$52,063	$28,479

Depreciation and amortization:
Telecommunication services
United States	$23,470	$20,130
India	10,893	3,440
Canada	-	-
Total depreciation and amortization	$34,363	$23,570

Note 10. Change of year-end

The Company changed its year-end from December 31 to July 31 beginning with the annual reporting period ended July 31, 2007. It is not practical or cost-justified to furnish the quarterly financial statements for the corresponding periods of the prior year. As a result of the year-end change and given the lack of materiality of the prior periods compared to the current operations, and the lack of seasonality of the Company’s business, the quarters of the current year have been presented in comparison to the most nearly comparable period from the originally reported quarters of the prior year as follows with the Consolidated Statements of Operations for the seven months ended:

Superlattice Power, Inc.
(formerly Zingo, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the period ending	Comparative period
Q1	October 31, 2007	September 30, 2006
Q2	January 31, 2008	December 31, 2006
Q3	April 30, 2008	March 31, 2007
Q4	July 31, 2008	July 31, 2007

Note 11. Sale of subsidiaries

At a closing held on May 15, 2008, the Company sold for $215,000 the 75,000 outstanding shares of common stock, constituting 100% of the outstanding stock, of the Company’s subsidiary Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd., the Company’s subsidiary incorporated in India.

The sale of subsidiaries was derived by recording the deposit for the sale and writing off the following for the subsidiaries sold: assets and liabilities, intercompany accounts, the loss in investment of the subsidiaries sold. The gain of $169,289 is shown on the Consolidated Statements of Operations.

Note 12. Commitments and contingencies

Superlattice Power, Inc entered into a month to month lease agreement with Hybrid Technologies, Inc. for 5,000 square feet within Hybrid’s Mooresville facility on April 16, 2008 at the rate of $2,500. Approximately 80% of this space has been converted into offices, and battery development workshop including a dry room.

Total rent expense for the year ended July 31, 2008 and seven months ended July 31, 2007 amounted to approximately $6,500 and $52,000, respectively.

In addition, the Company has provided, as collateral to certain suppliers a letter of credit supplied by a certain financial institution. This arrangement requires that restricted cash be held on deposit with the financial institution and pledged as collateral for a letter of credit provided by the financial institution to suppliers. This restricted cash is recorded as marketable securities - restricted and amounted to approximately $0 for July 31, 2008 and $41,000 for July 31, 2007. As of May 15, 2008, we no longer have this letter of credit.

The Company is a defendant in a case filed on June 2, 2008, in the Federal Court for the District of Arizona (Peter Strojnik, P.C. v. The Energy Bull et al.). The amended complaint in this case seeks damages against The Energy Bull, the Company and other defendants based on transmission of unsolicited facsimiles illegally promoting the stock of the Company to the plaintiff and members of the class that the plaintiff purports to represent.  The lawsuit seeks damages estimated in the complaint to be between $333 million and $3 billion, as well as injunctive relief for the alleged sending of unsolicited faxes. The Company denies these allegations and has filed a motion to dismiss to exclude the Company from the lawsuit.

Under certain circumstances, the Company could possibly be exposed to potential liability for fines and penalties under the rules and regulations of the Federal Communications Commission for regulatory compliance issues involving the Company's former subsidiary Zingo Telecom, Inc., which was sold on May 15, 2008. The Company would vigorously contest any assertion against it of liabilities deriving from regulatory compliance issues involving this former subsidiary.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of July 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2008, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 1, 2008 are as follows:

Name	Age	Office

Ayaz Kassam	42	President, Chief Executive Officer and Director

Mehboob Charania	51	Secretary, Treasurer and Director

Holly Roseberry	56	Director

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ayaz Kassam, age 42, was appointed our President and Chief Executive Officer, and as a Director, on June 4, 2008. He graduated and received a degree as an industrial designer product specialist from The Ontario College of the Arts, in Toronto, Canada, in 1990-1991. Mr. Kassam commenced his professional career at Pigeon Branding and Design, Toronto/Oakville, Canada, in 1992, and from 1996 to 2003, where he managed the technology and design needs of the creative services group at Loblaws Brand Limited. In 2005, he founded and continues to operate a web hosting company, Favorhosting Corp. From 2004 to the present, Mr. Kassam has been an independent technical and industrial design consultant.

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

Ms. Holly Roseberry acted as the President and Chief Executive Officer from August 30, 2005 to June 4, 2008, and has been a director of Hybrid Technologies, our major stockholder, since 2002. From 2001 to 2003, she acted as manager for the Azra Shopping Center, Las Vegas, Nevada. She obtained a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut in 1973. Ms. Roseberry was employed from 1993 to 1996 as human resources manager, and from 1997 to 1999 as business office manager, of the Las Vegas location of Wards Department Store.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2008 all such filing requirements applicable to its officers and directors were complied with.

Item 11. Executive Compensation.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)		Total ($) (j)

Ayaz Kassam, President and Chief Executive Officer from June 4, 2008	2008	-0-								-0-
Holly Roseberry, President and Chief Executive Officer from August 30, 2005 to June 4, 2008	2007							$12,000	*	$12,000
	2008							$11,000	*	$11,000

* Ms. Roseberry received $11,000 of compensation in 2008 for directors and consulting fees relating to the change in the Company’s business with the sale of Zingo Telecom, Inc. and director’s fees of $12,000 in the twelve month period ended July 31, 2007.

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

DIRECTOR COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings. We paid Holly Roseberry $11,000 of compensation in 2008 for directors and consulting fees relating to the change in the Company’s business with the sale of Zingo Telecom, Inc. and director's fees of $12,000 for services rendered as a director in the twelve month period ended July 31, 2007.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 12, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Chen Wu 187 Edward Crescent Fort Coquitlam, B.C. V7A 2E4 Canada	10,000,000 common shares	8.69%

Udaya Madanayake 1532 Manning Avenue Port Coquitlam, B.C. V5Y 3JB Canada	10,000,000 common shares	8.69%

Directors and Executive Officers as a Group	-0-	-0-%

Blue Diamond Investments Inc. 51A Dean Street Belize City, Belize	80,000,000 common shares	69.56%

(1) Based on 115,000,000 shares of common stock issued and outstanding as of September 12, 2008.

CHANGE IN CONTROL

Pursuant to a Stock Purchase Agreement dated April 15, 2008 (the “Stock Purchase Agreement”), with Blue Diamond Investments Inc. (the “Purchaser”), at a closing held on April 18, 2008, Hybrid Technologies, Inc., our former principal stockholder, sold the 80,000,000 shares of common stock of the Company held by us to Blue Diamond Investments, Inc. for $215,000. Pursuant to the Stock Purchase Agreement, Hybrid Technologies also assigned to Blue Diamond Investments all receivables or debt obligations of the Company owing to or held by Hybrid Technologies at March 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has received advances during 2008 from its chief executive and principal financial officer Ayaz Kassam. On April 15, 2008, in connection with the change in control of our company, Blue Diamond Investments, Inc. assumed our debt due Hybrid Technologies. At July 31, 2008 and July 31, 2007 the Company owed Hybrid $0 and $3,694,403, Blue Diamond $4,321,358 and $0, and Ayaz Kassam $137,410 and $0, respectfully. During the year ended July 31, 2008 and seven months ended July 31, 2007 the Company had advances from related parties totaling $1,402,038 and $1,321,278, respectively; and payments to related parties amounted to approximately $637,673 and $561,923, respectively.

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees.

As of November 1, 2007, Mason Russell West, LLC merged with and changed their name to Haynie & Company. The aggregate fees billed by Haynie & Company and Mason Russell West, LLC for professional services rendered for the audit of our financial statements filed as part of our 2007 Form 10-KSB filing and for review of our interim financial statements filed as part of our first quarter Form 10-QSB filing in 2008 are $24,000.

The aggregate fees billed by Wiener, Goodman & Company, P.C. for professional services rendered for the audit of our financial statement filed as part of our 2008 Form 10-K filing and for review of our interim financial statements filed as part of our second and third quarter Form 10-Q filings for the fiscal year ended July 31, 2008 are $29,000.

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

(6) Not applicable.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)

3.1a	Articles of Merger, effective May 12, 2008, providing for the merger of Superlattice Power, Inc., a wholly-owned subsidiary of the Company into the Company, filed herewith.

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)

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

10.5
License Agreement, dated April 14, 2008, between the Company and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.

10.6
Stock Purchase Agreement, dated May 15, 2008, between the Company and Heritage Asset Management Inc.(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2008.)

21	Subsidiaries of Registrant, filed herewith.

31	Certification of Chief Executive Officer and Principal
Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERLATTICE POWER, INC.

By:	/s/ Ayaz Kassam
Chief Executive Officer and Principal Financial Officer

Date: October 29, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ayaz Kassam
Ayaz Kassam
(President, Chief Executive Officer and Director)
Date: October 29, 2008

By:	/s/ Holly Roseberry
Holly Roseberry
Director
Date: October 29, 2008

By:	/s/ Mehboob Charania
Mehboob Charania
Secretary, Treasurer and Director.
Date: October 29, 2008

EXHIBIT INDEX

3.1a	Articles of Merger, effective May 12, 2008, providing for the merger of Superlattice Power, Inc., a wholly-owned subsidiary of the Company into the Company, filed herewith.

21	Subsidiaries of Registrant.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.