Form 10-Q
period 2008-10-31
ZINGO, INC
filed 2008-12-15
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

☐              Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of1934

For the transition period from                               to
Commission File Number  000-50693

SUPERLATTICE POWER, INC.

 (Exact name of Registrant as specified in its charter)

Nevada	90-0314205
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada	89110
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:  (702) 425-7376

Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of December 1, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

SUPERLATTICE POWER, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION	3

ITEM I - Unaudited Consolidated Financial
Statements

Consolidated Balance Sheets as of October 31,
2008 and July 31, 2008 (Unaudited)	4

Consolidated Statements of Operations
for the Three Months Ended October 31,
2008 and 2007 (Unaudited)	5

Consolidated Statement of Stockholders
Deficiency (Unaudited)	6

Consolidated Statements of Cash Flows
for the Three Months Ended October 31,
2008 and 2007(Unaudited)	7

Notes to Unaudited Consolidated Financial Statements	8

ITEM 2 - Management's Discussion and Analysis of
Financial Condition and Results of
Operations.	15

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4T– Controls and Procedures.	18

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	19

ITEM 6 – Exhibits	19

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2008.

The results of operations for the three months ended October 31, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

SUPERLATTICE POWER, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31,	July 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$203	$15,695

Property and equipment, net	44,918	33,603

	$45,121	$49,298

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$395,116	$164,260
Due to related parties	4,492,568	4,458,768
Total current liabilities	4,887,684	4,623,028

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 115,000,000 issued and outstanding	115,000	115,000

Additional paid-in-capital	(84,107)	(84,107)

Accumulated deficit	(4,873,456)	(4,604,623)

Total stockholders' deficiency	(4,842,563)	(4,573,730)
	$45,121	$49,298

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	October 31,
	2008	2007
Sales	$-	$-
Costs and expenses:
General and administrative	154,757	49,255
Research and development	5,154	-
	159,911	49,255
Loss from continuing operations	(159,911)	(49,255)
Other (expense)	-	(432)
Interest income	-	242
Interest expense	(108,922)	-

Net loss from continuing operations	(268,833)	(49,445)

Provision for income taxes	-	-

Net loss from continuing operations	(268,833)	(49,445)

Discontinued operations:
Loss from discontinued operations	-	(260,714)
Net loss on discontinued operations	-	(260,714)
Net loss	(268,833)	(310,159)

Other comprehensive income:
Foreign currency translation	-	3,972

Net comprehensive loss	$(268,833)	$(306,187)

Net loss per share - basic and diluted - continuing operations	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted – continuing operations	115,000,000	115,000,000

Net loss per share - basic and diluted - discontinued operations	$-	$(0.00)

Weighted shares outstanding - basic and diluted – discontinued operations	115,000,000	115,000,000

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

				Cumulative
			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Par value	Capital	Income (Loss)	Deficit	Total
Balance August 1, 2007	115,000,000	115,000	(84,107)	(7,860)	(3,739,333)	(3,716,300)

Foreign currency translation	-	-	-	7,860	-	7,860

Net loss for year ended July 2008	-	-	-	-	(865,290)	(865,290)

Balance July 31, 2008	115,000,000	115,000	(84,107)	-	(4,604,623)	(4,573,730)

Net loss for the period ended
October 31, 2008	-	-	-	-	(268,833)	(268,833)

Balance October 31, 2008	115,000,000	$115,000	$(84,107)	$-	$(4,873,456)	$(4,842,563)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	October 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(268,833)	$(310,159)
Adjustments to reconcile net cash provided by operating activities:

Depreciation	1,777	12,506

Bad debt expense	-	22,813

(Decrease) in accounts receivable	-	(26,497)

(Decrease) in inventories	-	(2,422)

(Decrease) in prepaid expenses	-	(5,432)
Increase in accounts payable and accrued expenses	230,856	36,153

Net cash used in operating activities	(36,200)	(273,038)

Cash Flows from Investing Activities
Purchase of property and equipment	(13,092)	(14,552)

(Decrease) in other assets	-	(242)

Net cash used in investing activities	(13,092)	(14,794)
Cash Flows from Financing Activities

Proceeds from majority shareholder	-	286,075
Advances from related parties	33,800	-

Net cash provided by financing activities	33,800	286,075

Effect of exchange rate changes on cash and cash equivalents	-	3,972
Net increase (decrease) in cash and cash equivalents	(15,492)	2,215

Cash and cash equivalents at beginning of period	15,695	5,962
Cash and cash equivalents at end of period	$203	$8,177
Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Superlattice Power, Inc.

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

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements.  Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended July 31, 2007 as filed with the Securities Exchange Commission.

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

The Company has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the licensed products. To date, investments have been made in the amount of $29,654. If the Company does not make the required investments, it will be in default under the license agreement; Hybrid would have the right to terminate the license agreement.

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiary, Zingo Telecom, Inc. and Zingo Telecom Canada, Inc. for the three months ended October 31, 2007. All intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries were sold in May of 2008 and therefore there is no consolidation for the three months ended October 31, 2008.

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

Financial instruments
The fair value of accounts payable and accrued expenses and advances from related parties approximates fair value based on their short maturities.

Property and equipment
Property and equipment are recorded at cost.  Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. There were no foreign currency translations for the period ended October 31, 2008.  The translation gains or losses were not material for the year ended July 31, 2008.

Comprehensive income (loss)
The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No.130. For the year ended July 31, 2008 the difference between net income (loss) and comprehensive income (loss) is foreign currency translation.

Discontinued Operations
In May 2008, the Company completed the sale of its VoIP business. The results for the business were accounted for as discontinued operations in the consolidated financial statements for the periods presented herein.  The divestiture resulted in a loss of $0 and $260,714, respectively, for the three months ended October 31, 2008 and 2007.

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized unaudited combined statement of loss for discontinued operations is as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
Net sales	October 31, 2008	October 31, 2007
	$-	$234,674
Loss before income tax	-	(495,388)
Provision for income taxes	-	-
Loss from operations - net tax	-	(260,714)
Gain on sale of discontinued operations	-	-
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$-	$(260,714)

Revenues
Revenues are recognized at the time that service is completed or the related products have been installed.

Advertising
Advertising costs are generally expensed and are included in selling, general and administrative expenses.  Total advertising expenditures for the three months ended October 31, 2008 and 2007 were approximately $50,000 and $800 respectively.

Shipping and handling
Shipping and handling costs associated with shipping equipment to customers are generally expensed and included in costs of sales for the telecommunications business.

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the three months ended October 31, 2007 in the Company’s Consolidated Statements of Operations.

Recently issued pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements.  SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income.  Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction.  In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

Note 2. Property and equipment

Property and equipment consist of:

	October 31,	July 31,
	2008	2008
Office and computer equipment	$28,430	$28,430
Leasehold improvements	22,437	9,345
	50,867	37,775
Less accumulated depreciation	(5,949)	(4,172)
	$44,918	$33,603

Depreciation expense for the three months ended October 31, 2008 and 2007 was $1,777 and $12,506, respectively.

Superlattice Power, Inc.

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

The following is financial information relating to the Company’s business segments:

	(unaudited)	(unaudited)
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	October 31, 2008	October 31, 2007
Revenue from external customers:
United States	$-	$234,674
India	-	-
Canada	-	-
Total revenues	$-	$234,674

(Loss) from operations:
United States	$(159,911)	$(180,594)
India	-	(117,576)
Canada	-	(11,799)
Total loss from operations	$(159,911)	$(309,969)

Note 4.  Related party transactions

The Company's principal financing source has been from its former parent, Hybrid Technologies, Inc. The Company has also received advances during 2008 from its chief executive and principal financial officer Ayaz Kassam. On April 15, 2008, Blue Diamond assumed Hybrid’s debt due from Superlattice.  At October 31, 2008 and July 31, 2008 the Company owed Blue Diamond $4,321,358, and Kassam $171,210 and $137,410, respectfully. During the three months ended October 31, 2008 and 2007 the Company had advances totaling $33,800 and $0, respectively; and payments amounted to approximately $0 and $286,075, respectively. Without such funding, the Company could not stay in business.

The advances from the parent company will accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The balance of the related party transactions is due within two weeks of the parties request but does not bear interest. Interest for three months ended October 31, 2008 and 2007 is $108,922 and $0, respectively. The related party transaction amounts are reported as current due to the relationship.

Note 5.  Loss per share

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

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Going concern

The Company's financial statements are prepared based on the going concern principle.  That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business.  No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist.  The Company has incurred significant operating losses since inception.  These operating losses have been funded by the issuance of capital and advances from related parties (the Company's former parent, Hybrid Technologies Inc.).  There are no guarantees that the Company will continue to be able to raise the funds necessary.  Additionally, the lack of capital may limit the Company's ability to establish and maintain existing business and establish future viable business.

Note 7. Subsequent Events

On November 5, 2008 Superlattice entered into an agreement with a private company. The private company will provide Superlattice with equipment in exchange for Superlattice’s battery prototypes. Superlattice can produce the chemicals that go into the battery cells but cannot fully produce batteries or battery cells.  The equipment will enable the Company to produce battery cells. The Company expects to receive the equipment by January 2009.  Once the equipment is received in the manufacturing facility, it will be recorded at fair value.

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

THREE MONTHS ENDED OCTOBER 31, 2008 AS COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2007

We incurred a net loss of $268,833 for the three months ended October 31, 2008, which included general and administrative costs of $154,757.

We had no sales for the three month period ended October 31, 2008. Our net loss for the three-month period ended October 31, 2008, decreased from the three-month period ended October 31, 2007 (from $310,159 for the prior period to $268,833 in 2008). This was primarily due to inclusion in the prior period of a loss of $260,714 from discontinued operations. General and administrative costs of $154,757 were higher in the three months ended October 31, 2008, as compared with $49,255 in the prior period, due to an increase in the number of employees involved in development of rechargeable lithium ion batteries and increased administrative overhead and leased space costs as compared with the lower level of general and administrative expenses associated with the prior period’s telecommunications operations.

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

Sale of our Telecom Subsidiaries

At a closing held on May 15, 2008, we sold for $215,000 the 75,000 outstanding shares of common stock, constituting 100% of the outstanding stock, of our subsidiary Zingo Telecom, Inc. In addition, at the closing, we assigned and transferred all receivables or debt obligations of Zingo Telecom owing to or held by us at the closing date, and all outstanding shares of M/S Zingo Bpo Services Pvt. Ltd., our subsidiary incorporated in India.

5.2	Liquidity and Capital Resources

As of October 31, 2008, we had cash on hand of $203. Our liabilities at April 30, 2008, totaled $4,887,684.

At October 31, 2008, we had a working capital deficiency of $4,887,481 and a stockholders' deficit of $4,842,563.

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

In the three months ended October 31, 2008, we had received approximately $33,800 in advances from related parties.

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

CRITICAL ACCOUNTING POLICIES

Recently issued pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

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
Dated: December 12, 2008