Form 10-Q
period 2009-01-31
Superlattice Power, Inc.
filed 2009-03-17
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  January 31, 2009

☐              Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of1934

For the transition period from __________ to __________

Commission File Number:  000-50693

SUPERLATTICE POWER, INC.
(Exact name of Registrant as specified in its charter)

Nevada	90-0314205
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

420 N. Nellis Blvd., Suite A3-146
Las Vegas, Nevada	89110
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code: (702) 425-7376

Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,000,000 shares of $0.001 par value common stock outstanding as of March 1, 2009.

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

The results of operations for the six months ended January 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

SUPERLATTICE POWER, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31,	July 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$284	$15,695

Property and equipment, net	139,998	33,603

	$140,282	$49,298

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$415,550	$164,260
Due to related parties	4,654,568	4,458,768
Total current liabilities	5,070,118	4,623,028

Commitments and contingencies	—	—

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000
shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Additional paid-in-capital	18,918	(84,107)
Accumulated deficit	(5,063,754)	(4,604,623)
Total stockholders' deficiency	(4,929,836)	(4,573,730)
	$140,282	$49,298

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	January 31,		January 31,
	2009	2008	2009	2008

Sales	$—	$—	$—	$—

Costs and expenses:
General and administrative	235,333	98,652	80,576	49,397
Research and development	5,954	—	800	—
	241,287	98,652	81,376	49,397

Loss from continuing operations	(241,287)	(98,652)	(81,376)	(49,397)

Interest expense	(217,844)	—	(108,922)	—

Net loss from continuing operations	(459,131)	(98,652)	(190,298)	(49,397)

Provision for income taxes	—	—	—	—

Net loss from continuing operations	(459,131)	(98,652)	(190,298)	(49,397)

Discontinued operations:
Loss from discontinued operations	—	(331,415)	—	(70,511)
Net loss on discontinued operations	—	(331,415)	—	(70,511)

Net loss	(459,131)	(430,067)	(190,298)	(119,908)

Other comprehensive income:
Foreign currency translation	—	(1,691)	—	(5,663)
Net comprehensive loss	$(459,131)	$(431,758)	$(190,298)	$(125,571)

Net loss per share - basic and diluted - continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - continuing operations	115,000,000	115,000,000	115,000,000	115,000,000

Net loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - discontinued operations	115,000,000	115,000,000	115,000,000	115,000,000

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)				Cumulative
			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Par value	Capital	Income (Loss)	Deficit	Total
Balance August 1, 2007	115,000,000	$115,000	$(84,107)	$(7,860)	$(3,739,333)	$(3,716,300)

Foreign currency translation	—	—	—	7,860	—	7,860

Net loss for year ended July 31, 2008	—	—	—	—	(865,290)	(865,290)

Balance July 31, 2008	115,000,000	115,000	(84,107)	—	(4,604,623)	(4,573,730)

Contribution of machinery & equipment	—	—	103,025	—	—	103,025

Net loss for the period ended
January 31, 2009	—	—	—	—	(459,131)	(459,131)

Balance January 31, 2009	115,000,000	$115,000	$18,918	$—	$(5,063,754)	$(4,929,836)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	January 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(459,131)	$(430,067)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	10,556	17,284
Bad debt expense	—	9,678
(Decrease) in accounts receivable	—	(22,485)
(Decrease) in inventories	—	(2,422)
Increase in prepaid expenses	—	48,300
(Decrease) in marketable securities-restricted	—	(476)
Loss on sale of property and equipment	—	3,903
(Decrease) in other assets	—	(14,149)
Increase (decrease) in accounts payable and accrued expenses	251,290	(98,344)
(Decrease) in deferred revenue	—	(2,990)
Net cash used in operating activities	(197,285)	(491,768)
Cash Flows from Investing Activities
Purchase of property and equipment	(13,926)	(9,143)
Proceeds from sale of property and equipment	—	1,070
Net cash used in investing activities	(13,926)	(8,073)
Cash Flows from Financing Activities
Proceeds from majority shareholder	—	501,060
Advances from related parties	195,800	—
Net cash provided by financing activities	195,800	501,060
Effect of exchange rate changes on cash and cash equivalents	—	3,972
Net increase (decrease) in cash and cash equivalents	(15,411)	5,191
Cash and cash equivalents at beginning of period	15,695	5,962
Cash and cash equivalents at end of period	$284	$11,153
Supplemental information:
Cash paid during the year for:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash transactions
Donated Equipment	$103,025	$—

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial statement presentation

Superlattice Power, Inc. (the “Company” or “Superlattice Power”) (formerly Zingo, Inc.), following the sale as of May 15, 2008, of its VOIP telecommunications business, intends to concentrate its efforts on further development of the lithium batteries technology licensed from EV Innovations, Inc. (“EVI”), the Company’s former parent (Hybrid Technologies, Inc.). Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended July 31, 2008 as filed with the Securities Exchange Commission.

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

Effective August 8, 2005, the Company entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, which was a wholly owned subsidiary of EVI, formally Hybrid Technologies, Inc. The transaction was completed on August 19, 2005 by the issuance of 80,000,000 shares of the Company's stock in exchange for all of the outstanding shares of WhistlerTel's common stock.

WhistlerTel, Inc. was organized in November, 2004. The Company offers telecommunication services to businesses which provide voice communication via the Internet. The system requires high speed broadband internet access.

On April 15, 2008, EV Innovations, Inc. sold its controlling interest of the Company’s outstanding common stock to Blue Diamond Investments, Inc. With the sale of our VoIP telecommunications business, named Zingo Telecom, Inc., on May 15, 2008 we intend to concentrate efforts on further development of the lithium batteries technology licensed from EVI, the Company’s former parent.

Effective April 15, 2008, the Company entered into a license agreement with EVI providing for EVI’s license to the Company of their patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“licensed products”). Under the license agreement, EVI has the right to purchase their requirements of lithium ion batteries from the Company, and their requirements of lithium ion batteries shall be supplied by the Company in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of the Company. EVI’s cost for lithium ion batteries shall be the Company’s actual manufacturing costs for such batteries for the fiscal quarter of the Company in which EVI’s purchase takes place.

The Company has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the licensed products. To date, investments have been made in the amount of $35,608. If the Company does not make the required investments, it will be in default under the license agreement; EVI would have the right to terminate the license agreement.

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in EVI’s North Carolina facility. The leased space will be suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Also effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from EVI for the purchase price of $29,005.

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiary, Zingo Telecom, Inc. and Zingo Telecom Canada, Inc. for the six months ended January 31, 2008. All intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries were sold in May of 2008 and therefore there is no consolidation for the six months ended January 31, 2009.

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

Property and equipment
Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Lives
Furniture and fixtures	10 years
Software	3-5 years
Computers	5 years

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. There were no foreign currency translations for the period ended January 31, 2009. The translation gains or losses were not material for the year ended July 31, 2008.

Comprehensive income (loss)
The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No.130. For the year ended July 31, 2008 the difference between net income (loss) and comprehensive income (loss) is foreign currency translation.

Discontinued Operations
In May 2008, the Company completed the sale of its VoIP business. The results for the business were accounted for as discontinued operations in the consolidated financial statements for the periods presented herein. The divestiture resulted in a loss of $0 and $331,451, respectively, for the six months ended January 31, 2009 and 2008.

Summarized unaudited combined statement of loss for discontinued operations is as follows:

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	January 31, 2009	January 31, 2008
Net sales	$—	$430,322
Loss before income tax	—	(761,737)
Provision for income taxes	—	—
Loss from operations - net tax	—	(331,415)
Gain on sale of discontinued operations	—	—
Provision for income taxes	—	—
Loss from discontinued operations - net of tax	$—	$(331,415)

Revenues
Revenues are recognized at the time that service is completed or the related products have been installed.

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are generally expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the six months ended January 31, 2009 and 2008 were approximately $50,000 and $1,600 respectively.

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the six months ended January 31, 2008 in the Company’s Consolidated Statements of Operations.

Recently issued pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 on August 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

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

Note 2. Property and equipment

Property and equipment consist of:

	January 31,	July 31,
	2009	2008
Office and computer equipment	$131,455	$28,430
Lease hold improvements	23,271	9,345
	154,726	37,775
Less accumulated depreciation	(14,728)	(4,172)
	$139,998	$33,603

Depreciation expense for the six months ended January 31, 2009 and 2008 was $10,556 and $19,061, respectively.

In January 2009, a private company provided Superlattice with equipment in exchange for Superlattice’s battery prototypes for testing and possibly for purchase of batteries from the Company. The equipment was received in the manufacturing facility, and was recorded at appraised value of $103,025.

Note 3. Segment information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management. We are organized by geographical area.

The following is financial information relating to the Company’s business segments:

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Revenue from external customers:
United States	$—	$430,322	$—	$195,648
India	—	—	—	—
Canada	—	—	—	—
Total revenues	$—	$430,322	$—	$195, 648

(Loss) from operations :
United States	$(459,131)	(206,680)	$(299,220)	$(26,086)
India	—	(191,392)	—	(73,816)
Canada	—	(18,424)	—	(6, 625)
Total loss from operations	$(459,131)	$(416,496)	$(299,220)	$(106,527)

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Related party transactions

The Company's principal financing source has been from its former parent, EV Innovations, Inc. The Company has also received advances during 2008 from its chief executive and principal financial officer Ayaz Kassam. On April 15, 2008, Blue Diamond assumed EVI’s debt due from Superlattice. At January 31, 2009 and July 31, 2008 the Company owed Blue Diamond $4,321,358, and Kassam $333,210 and $137,410, respectfully. During the six months ended January 31, 2009 and 2008 the Company had advances totaling $195,800 and $0, respectively; and payments amounted to approximately $0 and $501,060, respectively. Without such funding, the Company could not stay in business.

The advances from the parent company will accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The balance of the related party transactions is due within two weeks of the parties request but does not bear interest. Interest for the six months ended January 31, 2009 and 2008 is $217,844 and $0, respectively. The related party transaction amounts are reported as current due to the relationship.

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

Note 6. Going concern

The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company has incurred significant operating losses since inception. These operating losses have been funded by the issuance of capital and advances from related parties (the Company's former parent, EV Innovations, Inc.). There are no guarantees that the Company will continue to be able to raise the funds necessary. Additionally, the lack of capital may limit the Company's ability to establish and maintain existing business and establish future viable business.

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

We had been engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005. On August 18, 2005, we entered into an Agreement and Plan of Reorganization, pursuant to which we agreed to acquire all of the outstanding shares of Whistlertel, Inc. (“Whistlertel”), a Nevada corporation, which was formerly a wholly-owned subsidiary of EV Innovations, Inc. (“EVI”, formerly Hybrid Technologies, Inc.). On August 19, 2005, we completed the acquisition of Whistlertel in exchange for the issuance of 80,000,000 shares of our common stock, or 69.56% of our outstanding common stock following such issuance.  We entered into a license agreement with EVI on April 15, 2008, for the license of the development of their lithium battery technology, and we sold our subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008. To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008.

THREE MONTHS ENDED JANUARY 31, 2009 AS COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2008

We incurred a net loss of $190,298 for the three months ended January 31, 2009, which included general and administrative costs of $80,576.

We had no sales for the three month period ended January 31, 2009. Our net loss for the three-month period ended January 31, 2009, increased from the three-month period ended January 31, 2008 (from $119,908 for the prior period to $190,298 in 2008). This was primarily due to interest expense of $108,922 in 2009, as compared to $-0- in the prior period. General and administrative costs of $80,576 were higher in the three months ended January 31, 2009, as compared with $49,397 in the prior period, due to an increase in the number of employees involved in development of rechargeable lithium ion batteries and increased administrative overhead and leased space costs as compared with the lower level of general and administrative expenses associated with the prior period’s telecommunications operations.  The prior period’s results reflected a loss from discontinued operations of $70,511.

SIX MONTHS ENDED JANUARY 31, 2009 AS COMPARED WITH SIX MONTHS ENDED JANUARY 31, 2008

We incurred a net loss of $459,131 for the six months ended January 31, 2009, which included general and administrative costs of $235,333.

We had no sales for the six month period ended January 31, 2009. Our net loss for the six-month period ended January 31, 2009, increased from the six-month period ended January 31, 2008 (from $430,067 for the prior period to $459,131 in 2009). This was primarily due to interest expense of $217,844 in 2009, as compared to -0- in the prior period. General and administrative costs of $235,333 were higher in the six months ended January 31, 2009, as compared with $98,652 in the prior period, due to an increase in the number of employees involved in development of rechargeable lithium ion batteries and increased administrative overhead and leased space costs as compared with the lower level of general and administrative expenses associated with the prior period’s telecommunications operations. The prior period’s results reflected a loss from discontinued operations of $331,415.

PLAN OF OPERATION

Commercial Initiatives

We are developing rechargeable lithium ion batteries for power production for a variety of uses. We plan to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

License Agreement with EVI, Inc.

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with EVI, our former controlling stockholder, providing for EVI’s license to us of EVI’s patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, EVI has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. EVI’s cost for lithium ion batteries purchased from us is our actual manufacturing costs for such batteries for our fiscal quarter in which EVI’s purchase takes place.

We have agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products, and we intend to pursue development of the lithium battery technology that we have licensed.

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space (“Leased Space”) in EVI’s North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement. The Leased Space is leased by EVI to us on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, EVI also sold us for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field. The space became available in late May and rent commenced to accrue at that time.

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

5.2   Liquidity and Capital Resources

As of January 31, 2009, we had cash on hand of $284. Our liabilities at January 31, 2009 totaled $5,070,118.

At January 31, 2009, we had a working capital deficiency and a stockholders deficit of $4,929,836.

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

In the six months ended January 31, 2009, we had received approximately $195,800 in advances from related parties.

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
Dated: March 17, 2009