Form 10-Q
period 2009-04-30
Superlattice Power, Inc.
filed 2009-06-15
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______ Commission File Number 000-50693

SUPERLATTICE POWER, INC.

 (Exact name of Registrant as specified in its charter)

Nevada	90-0314205
(State or other jurisdiction	(IRS Employer Identification No.)
incorporation or organization)

420 N. Nellis Blvd., Suite A3-146 Las Vegas, Nevada	89110
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:  (702) 425-7376

Former name, former address and former fiscal year, if changed since last report)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ ]    No [ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 115,000,000 as of June 1, 2009.

SUPERLATTICE POWER, INC.

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

            The results of operations for the nine months ended April 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

SUPERLATTICE POWER, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30,	July 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$807	$15,695

Property and equipment, net	133,351	33,603

	$134,158	$49,298

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$540,573	$164,260
Due to related parties	4,711,508	4,458,768
Short term debt	19,060	-
Total current liabilities	5,271,141	4,623,028

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000
shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Additional paid-in-capital	18,918	(84,107)
Accumulated deficit	(5,270,901)	(4,604,623)
Total stockholders' deficiency	(5,136,983)	(4,573,730)
	$134,158	$49,298

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	April 30,		April 30,
	2009	2008	2009	2008

Sales	$-	$-	$-	$-

Costs and expenses:
General and administrative	174,787	123,670	36,544	25,018
Research and development	156,234	-	53,190	-
	331,021	123,670	89,734	25,018

Loss from continuing operations	(331,021)	(123,670)	(89,734)	(25,018)

Interest expense	(335,257)	-	(117,413)	-

Net loss from continuing operations	(666,278)	(123,670)	(207,147)	(25,018)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(666,278)	(123,670)	(207,147)	(25,018)

Discontinued operations:
Loss from discontinued operations	-	(465,653)	-	(134,238)
Net loss on discontinued operations	-	(465,653)	-	(134,238)

Net loss	(666,278)	(589,323)	(207,147)	(159,256)

Other comprehensive income:
Foreign currency translation	-	(2,382)	-	(691)

Net comprehensive loss	$(666,278)	$(591,705)	$(207,147)	$(159,947)

Net loss per share - basic and diluted - continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - continuing operations	115,000,000	115,000,000	115,000,000	115,000,000

Net loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - discontinued operations	115,000,000	115,000,000	115,000,000	115,000,000

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

				Cumulative
			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Par value	Capital	Income (Loss)	Deficit	Total
Balance August 1, 2007	115,000,000	$115,000	$(84,107)	$(7,860)	$(3,739,333)	$(3,716,300)

Foreign currency translation	-	-	-	7,860	-	7,860

Net loss for year ended July 31, 2008	-	-	-	-	(865,290)	(865,290)

Balance July 31, 2008	115,000,000	115,000	(84,107)	-	(4,604,623)	(4,573,730)

Contribution of machinery & equipment	-	-	103,025	-	-	103,025

Net loss for the period ended
April 30, 2009	-	-	-	-	(666,278)	(666,278)

Balance April 30, 2009	115,000,000	$115,000	$18,918	$-	$(5,270,901)	$(5,136,983)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	April 30,
	2009	2008

Cash Flows from Operating Activities
Net loss	$(666,278)	$(589,323)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	19,336	30,812
Bad debt expense	-	35,380
(Decrease) in accounts receivable	-	(51,744)
(Decrease) in inventories	-	(11,789)
Increase in prepaid expenses	-	48,300
Increase in letter of credit	-	(633)
Loss on sale of property and equipment	-	3,903
(Decrease) in other assets	-	(26,189)
Increase (decrease) in accounts payable and accrued expenses	376,313	(31,435)
(Decrease) in deferred revenue	-	(2,990)
Net cash used in operating activities	(270,629)	(595,708)

Cash Flows from Investing Activities
Purchase of property and equipment	(16,059)	(39,292)
Proceeds from sale of property and equipment	-	1,070
Net cash used in investing activities	(16,059)	(38,222)

Cash Flows from Financing Activities
Proceeds from majority shareholder	-	-
Advances from related parties	252,740	1,192,128
Payments to related parties	-	(545,173)
Proceeds from debt	19,060	-
Net cash provided by financing activities	271,800	646,955

Effect of exchange rate changes on cash and cash equivalents	-	(101)

Net increase (decrease) in cash and cash equivalents	(14,888)	12,924

Cash and cash equivalents at beginning of period	15,695	5,962

Cash and cash equivalents at end of period	$807	$18,886

Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions
Donated Equipment	$103,025	$-

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009

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

The Company has agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the licensed products. To date, investments have been made in the amount of $180,734. If the Company does not make the required investments, it will be in default under the license agreement; EVI would have the right to terminate the license agreement.

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiary, Zingo Telecom, Inc. and Zingo Telecom Canada, Inc. for the nine months ended April 30, 2008. All intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries were sold in May of 2008 and therefore there is no consolidation for the nine months ended April 30, 2009.

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

Foreign currency translation
The functional currency for some foreign operations is the local currency. Assets and liabilities of foreign operations are translated at balance sheet date rates of exchange and income, expense and cash flow items are translated at the average exchange rate for the period. There were no foreign currency translations for the period ended April 30, 2009.  The translation gains or losses were not material for the year ended July 31, 2008.

Comprehensive income (loss)
The Company reports comprehensive income (loss) in accordance with the requirements of Statement of Financial Accounting Standards No.130. For the year ended July 31, 2008 the difference between net income (loss) and comprehensive income (loss) is foreign currency translation.

Discontinued Operations
In May 2008, the Company completed the sale of its VoIP business. The results for the business were accounted for as discontinued operations in the consolidated financial statements for the periods presented herein.  The divestiture resulted in a loss of $0 and $465,653, respectively, for the nine months ended April 30, 2009 and 2008.

Summarized unaudited combined statement of loss for discontinued operations is as follows:

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	April 30, 2009	April 30, 2008
Net sales	$-	$614,097
Loss before income tax	-	(1,079,750)
Provision for income taxes	-	-
Loss from operations - net tax	-	(465,653)
Gain on sale of discontinued operations	-	-
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$-	$(465,653)

Revenues
Revenues are recognized at the time that service is completed or the related products have been installed.

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are expensed and are included in selling, general and administrative expenses.  Total advertising expenditures for the nine months ended April 30, 2009 and 2008 were approximately $50,000 and $2,100 respectively.

Shipping and handling
Shipping and handling costs associated with shipping equipment to customers are generally expensed and included in costs of sales for the telecommunications business.

Research and development
The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. As of April 30, 2009, there have been expenses put toward research and development. For the nine months ending April 30, 2009, salaries, payroll taxes, and benefits amounted to approximately $165,000 in R&D, parts and supplies was approximately $6,000, and other R&D were approximately $3,000.

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the nine months ended April 30, 2008 in the Company’s Consolidated Statements of Operations.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities. The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company adopted SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

Note 2. Property and equipment

Property and equipment consist of:

	April 30,	July 31,
	2009	2008
Office and computer equipment	$131,455	$28,430
Leasehold improvements	25,404	9,345
	156,859	37,775
Less accumulated depreciation	(23,508)	(4,172)
	$133,351	$33,603

Depreciation expense for the nine months ended April 30, 2009 and 2008 was $19,336 and $30,812, respectively.

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

Superlattice Power, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is financial information relating to the Company’s business segments from continuing operations:

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Revenue from external customers:
United States	$-	$-	$-	$-
India	-	-	-	-
Canada	-	-	-	-
Total revenues	$-	$-	$-	$-
(Loss) from operations:
United States	$(666,278)	$(123,670)	$(207,147)	$(25,018)
India	-	-	-	-
Canada	-	-	-	-
Total loss from operations	$(666,278)	$(123,670)	$(207,147)	$(25,018)

Note 4.  Related party transactions

The Company's principal financing source has been from its former parent, EV Innovations, Inc. The Company has also received advances during 2008 from its chief executive and principal financial officer Ayaz Kassam. On April 15, 2008, Blue Diamond assumed EVI’s debt due from Superlattice.  At April 30, 2009 and July 31, 2008 the Company owed Blue Diamond $4,321,358, and Kassam $390,150 and $137,410, respectfully. During the nine months ended April 30, 2009 and 2008 the Company had advances totaling $252,740 and $1,192,128, respectively; and payments amounted to approximately $0 and $545,173, respectively. Without such funding, the Company could not stay in business.

The advances from the parent company will accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The balance of the related party transactions is due within two weeks of the parties request but does not bear interest. Interest for the nine months ended April 30, 2009 and 2008 is $335,257 and $0, respectively. The related party transaction amounts are reported as current due to the relationship.

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

THREE MONTHS ENDED APRIL 30, 2009 AS COMPARED WITH THREE MONTHS ENDED APRIL 30, 2008

We  incurred  a net loss of $207,147 for the three months ended April 30, 2009, which included general and administrative costs of $36,544 and research and development expense of $53,190.

We had no sales for the three month period ended April 30, 2009. Our net loss for the three-month  period  ended  April 30, 2009, increased from the three-month period ended April 30, 2008 (from $159,256 for the prior period to $207,147 in 2009). This was primarily due to interest expense of $117,413 in 2009, as compared to $-0- in the prior period.  General and administrative costs of $36,544 were higher in the three months ended April 30, 2009, as compared with $25,018 in the prior period, due to increased administrative overhead and leased space costs as compared with the lower level of general and administrative expenses associated with the prior period’s telecommunications operations. We incurred research and development costs of $53,190, as compared to $-0- in the prior period, due to an increase in the number of employees involved in development of rechargeable lithium ion batteries.   The prior period’s results also reflected a loss from discontinued operations of $134,238.

NINE MONTHS ENDED APRIL 30, 2009 AS COMPARED WITH NINE MONTHS ENDED APRIL 30, 2008

We  incurred  a net loss of $666,278 for the nine months ended April 30, 2009, which included general and administrative costs of $174,787, and research and development expense of $156,234.

We had no sales for the nine month period ended April 30, 2009. Our net loss for the nine-month  period  ended  April 30, 2009, increased from the nine-month period ended April 30, 2008 (from $589,323 for the prior period to $666,278 in 2009). This was primarily due to interest expense of $335,257 in 2009, as compared to -0- in the prior period.  General and administrative costs of $174,787 were higher in the nine months ended April 30, 2009, as compared with $123,670 in the prior period, due to increased administrative overhead and leased space costs as compared with the lower level of general and administrative expenses associated with the prior period’s telecommunications operations. The principal components of general and administrative costs in the nine month period ended April 30, 2009 were rent of approximately $29,000, legal and accounting fees of approximately $48,000, advertising expense of approximately $50,000, and depreciation expense of approximately $19,000. We incurred $156,234 in research and development costs in the nine months ended April 30, 2009, as compared with $-0- in the prior period, due to an increase in the number of employees involved in development of rechargeable lithium ion batteries. The principal components of research and development costs in the nine month period ended April 30, 2009 were salaries and wages of $145,073, payroll taxes and expenses of approximately $14,000, approximately $7,000 of costs related to project development and parts and supplies. The prior period’s results also reflected a loss from discontinued operations of $465,653.

PLAN OF OPERATION

Commercial Initiatives

We are developing rechargeable lithium ion batteries for power production for a variety of uses.  We plan to pioneer  a superlattice cathode material for the use in lithium ion rechargeable batteries.

License Agreement with EVI

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

5.2     Liquidity and Capital Resources

As of April 30, 2009, we had cash on hand of $807.  Our liabilities at April 30, 2009 totaled $5,271,141, as compared with $4,623,028 at July 31, 2008; and our property plant and equipment increased to $133,351 at April 30, 2009, as compared with $33,603 at July 31, 2008.

At April 30, 2009, we had a working  capital  deficiency and a stockholders deficit of $5,136,983.

We used net cash in operating activities of $270,629 in the nine months ended April 30, 2009, as compared with $595,708 in the comparable period in 2008, and cash flows from investing activities were $16,059 in 2009, as compared with $38,222 in 2008.

In the nine months ended April 30, 2009, we had received approximately $252,740 in advances from related parties and proceeds from debt of $19,060, as compared with net advances from related parties of $646,955 in the comparable period in 2008.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities. The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Company adopted SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

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

PART II- OTHER INFORMATION

ITEM 1A. Risk Factors

There are material risks in addition to the risk factors previously disclosed in our Annual Report on Form 10-K, filed October 29, 2008, which additional risk factors are relevant to and should be considered in connection with an evaluation of our business.  These additional risks are as follows.

THE CURRENT WORLDWIDE ECONOMIC SLOWDOWN COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PRODUCT RESEARCH AND DEVELOPMENTAL ACTIVITIES AND PLANNED COMMERCIALIZATION OF OUR LITHIUM BATTERY TECHNOLOGY.

The automotive industry is cyclical in nature and tends to reflect general economic conditions. The U.S. and other world economies are in an economic slowdown or a recession, which could last well into 2009 and beyond. The recession may lead to a significant decline in prices and demand for automotive power train components, which would in turn adversely affect the demand for our proposed lithium battery products.

OUR PLANNED LITHIUM ION BATTERY BUSINESS IS SUBJECT TO SUBSTANTIAL RISKS

The lithium ion battery market is competitive and risky. We are competing against numerous competitors with  greater financial resources than us, and due to the difficulties of entry into these markets,  we may be unsuccessful  and not be able to complete  our business plan.

We may be required to obtain Federal and state certifications or approvals for our planned products. Our products, when fully developed, may not meet these Federal or state performance or safety standards in effect at the time for lithium ion batteries for the uses for which we intend to sell our products.

OUR PRODUCTS ARE SUBJECT TO EXTENSIVE FEDERAL, STATE AND LOCAL SAFETY, ENVIRONMENTAL AND OTHER GOVERNMENT REGULATION THAT MAY REQUIRE US TO INCUR EXPENSES, MODIFY PRODUCT OFFERINGS OR CEASE ALL OR PORTIONS OF OUR BUSINESS IN ORDER TO MAINTAIN COMPLIANCE WITH THE ACTIONS OF REGULATORS.

The Company’s business and facilities also are subject to regulation under various federal, state and local regulations relating to the sale of its products, operations, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. Failure to comply with any of these regulations in the operation of the business could subject the Company to administrative or legal action resulting in fines or other monetary penalties or require the Company to change or cease business.

A SIGNIFICANT ADVERSE DETERMINATION IN ANY MATERIAL PRODUCT LIABILITY CLAIM AGAINST THE COMPANY COULD ADVERSELY AFFECT OUR OPERATING RESULTS OR FINANCIAL CONDITION.

Accidents involving personal injury and property damage occur in the use of products that we develop, and no assurance can be given that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us or a lapse in coverage of any product liability policy that we may have in effect in the future when we are marketing our products commercially could adversely affect our operating results or financial condition.

BECAUSE OUR STOCK IS DEEMED A “PENNY STOCK”, YOU MAY HAVE DIFFICULTY SELLING SHARES OF OUR COMMON STOCK.

Our common stock is a "penny stock" and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission ("SEC"). The penny stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny stock transactions. As a result, there is generally less trading in penny stocks and you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate. Under applicable regulations, our common stock will generally remain a penny stock until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (that is, total assets less intangible assets and liabilities) in excess of $2,000,000, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the thresholds in the foreseeable future.

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
Ayaz Kassam
President and Chief Executive Officer
Dated: June 15, 2009