Form 10-K
period 2009-07-31
Superlattice Power, Inc.
filed 2009-10-22
CIK 1230524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended  July 31, 2009

☐	Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,050,000.

Number of shares of Common Stock outstanding as of October 19, 2009: 345,000,000.

Documents incorporated by reference:  None

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This  Annual  Report  contains   historical   information  as  well  as forward-looking  statements.  Statements looking forward in time are included in this  Annual  Report  pursuant  to the safe  harbor  provisions  of the  Private Securities  Litigation  Reform Act of 1995.  Such  statements  involve known and unknown  risks and  uncertainties  that may cause our  actual  results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important  factors  described elsewhere in this Form 10-K, the following forward looking  statements,  among others,  sometimes  have  affected,  and in the future could affect,  our actual results and could cause our actual consolidated results during 2009 and 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Background

We were incorporated on July 15, 2002 under the laws of the State of Nevada under the name Titan Web Solutions, Inc. On August 18, 2003, we changed our name to Javakingcoffee, Inc., and were engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005. On July 15, 2005 we changed our name to Zingo, Inc. in connection with the acquisition of all of the outstanding shares of Whistlertel, Inc. (“Whistlertel”), a Nevada corporation, which was formerly a wholly-owned subsidiary of EV Innovations, Inc. (“EV Innovations”, formerly Hybrid Technologies, Inc.). On August 19, 2005, we completed the acquisition of Whistlertel (which was subsequently renamed as Zingo Telecom, Inc.) in exchange for the issuance of 80,000,000 shares (split-adjusted) of our common stock, or 69.56% of our outstanding common stock following such issuance.

On August 17, 2007, our Board of Directors approved the change in our fiscal year from the calendar year to a fiscal year ending on July 31.

We commenced operations in our current technology business by entering into a license agreement with EV Innovations on April 15, 2008, for the license of the development of their lithium battery technology, and we sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008. To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008.

A 3-for-1 forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, providing for the forward split changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000.

Our principal executive office is located at 420 N Nellis Blvd Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (702) 425-7376.

Liquidity and Capital Resources

As of July 31, 2009, we had cash on hand of $191. During the year ended July 31, 2009, we  incurred a net comprehensive loss of $898,447. On July 31, 2009, we had a working  capital  deficiency of  $5,510,413 and a stockholders' deficit of $5,369,152.

We had 345,000,000 shares of common stock issued and outstanding as of October 19, 2009.  Our common  stock is traded on the OTC  Bulletin  Board.

General

We are developing safe rechargeable battery system for varied applications ranging from portable electronics to onboard energy storage in EVs.  Lithium ion batteries are rechargeable and composed of cathode, anode, separator and electrolytes. In 1990, Sony (Japan) introduced the lithium ion battery  and used an expensive cathode material, which was also unsafe. We are taking steps to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

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

Sources and Availability of Raw Materials

We use raw materials from several manufacturers in the United States, such as Alfa Aesar, Pred Chemicals, TIMCAL and Ferro Corporation. We use different types of lithium, manganese, cobalt, nickel and titanium salts, electrolytes, copper and aluminum foil which are available in large scale.

License Agreement with EV Innovations, Inc.

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with EV Inovations providing for EV Innovations’ license to us of EV Innovations’ patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, EV Innovations has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. EV Innovations’ cost for lithium ion batteries purchased from us is our actual manufacturing costs for such batteries for our fiscal quarter in which EV Innovations’ purchase takes place.

We have agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  EV Innovations has advised the Company in a letter dated October 1, 2009, that it will not give notice of default against the Company for our failure to comply with this covenant in the first year of the term of the License Agreement.

Effective April 16, 2008, we lease approximately 5,000 square feet of space (“Leased Space”) in EV Innovations’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by EV Innovations to us on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, EV Innovations also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

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

Research and Development Expenditures

We incurred $19,413 of research and development expenditures in the year ended July 31, 2008, and $239,543 of such expenditures in the year ended July 31, 2009.

Patents and Trademarks

We have licensed provisional patent applications involving rechargeable battery cathode material and battery management systems from EV Innovations and have acquired a U.S. patent for technology involving varied current and voltage rating battery packs. These patent rights enable us to customize and commercialize the battery packs inside electric vehicles according to the customer’s power requirements. This technology also gives us the ability to select a parallel or series combination of cells to produce a battery pack.

Item 1A. Risk Factors.

You should be particularly  aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

THE CURRENT WORLDWIDE ECONOMIC SLOWDOWN COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PRODUCT RESEARCH AND DEVELOPMENTAL ACTIVITIES AND PLANNED COMMERCIALIZATION OF OUR LITHIUM BATTERY TECHNOLOGY.

The automotive industry is cyclical in nature and tends to reflect general economic conditions. The U.S. and other world economies are in an economic slowdown or a recession, which could last well into 2010 and beyond. The recession may lead to a significant decline in prices and demand for automotive power train components, which would in turn adversely affect the demand for our proposed lithium battery products.

However, department of energy, USA is emphasizing on electric and hybrid vehicles which requires lithium ion batteries. Several funding and loan programs from DOE are available to establish lithium ion battery manufacturing companies in the USA.

WE DO NOT HAVE SUFFICIENT REVENUES TO SUSTAIN OUR OPERATIONS

We have not had sufficient revenues  from our operations to operate without substantial loans from our former major stockholder,  As of July 31, 2009, we had a minimum amount of cash on hand.  During our fiscal year ended July 31, 2009, we incurred a net comprehensive loss of $898,447. On July 31, 2009, we had a working  capital  deficiency  of  $5,510,413 and a  stockholders' deficit of $5,369,152. We expect that we will continue to incur operating losses in the future in connection with the development of our lithium battery technology. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

Accidents involving personal injury and property damage could occur in the use of products that we plan to develop, and no assurance can be given that material product liability claims against us will not be made in the future. Adverse determination of material product liability claims made against us or a lapse in coverage of any product liability policy that we may have in effect in the future when we are marketing our products commercially could adversely affect our operating results or financial condition.

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

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space (“Leased Space”) in EV Innovations’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by EV Innovations to us on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

As of October 13, 2009, there were approximately 21 record owners of the Company's Common Stock. The Company's Common Stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "SLPO.OB".

Period	High*	Low*
August 1 to October 31, 2007	$.83	$.21
November 1, 2007 to January 31, 2008	$.20	$.10
February 1 to April 30, 2008	$.15	$.12
May 1 to July 31, 2008	$.84	$.11

August 1 to October 31, 2008	$.69	$.27
November 1, 2008 to January 31, 2009	$.20	$.05
February 1 to April 30, 2008	$.22	$.05
May 1 to July 31, 2009	$.15	$.26
August 1 to October 13, 2009	$.25	$.18

* Prices have been adjusted to reflect the 3-for-1 forward split effective October 19, 2009.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of July 31, 2009 information  with respect to our common stock issued and available to be issued under outstanding options,  warrants and rights.

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

INTRODUCTION

We were incorporated on July 15, 2002 under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with EV Innovations on April 15, 2008, for the license of the development of their lithium battery technology, and we sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.  To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008.

A 3-for-1 forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, providing for the forward split changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000.

Results Of Operations for the Year Ended July 31, 2009

We incurred a net loss of $898,447 in the year ended July 31, 2009, which included general and administrative costs of $205,404.

2009 COMPARED WITH 2008

Our net comprehensive loss for the twelve months ended July 31, 2009 increased to $898,447 for the twelve months ended July 31, 2009, from $865,290 for the twelve months ended July 31, 2008. Our net comprehensive loss in 2008 included a net loss on discontinued operations of $356,843.

PLAN OF OPERATION

Commercial Initiatives

We are developing rechargeable lithium ion batteries for power production for a variety of uses.  We plan to pioneer  a superlattice cathode material for the use in lithium ion rechargeable batteries.

License Agreement with EV Innovations

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with EV Innovations, our former controlling stockholder, providing for EV Innovations’ license to us of EV Innovations’ patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, EV Innovations has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. EV Innovations’ cost for lithium ion batteries purchased from us will be our actual manufacturing costs for such batteries for our fiscal quarter in which EV Innovations’ purchase takes place.

Under Section 2.2 of the License Agreement, we have agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement.  EV Innovations has advised us in a letter dated October 1, 2009, that it will not give notice of default against us for our failure to comply with this covenant in the first year of the term of the License Agreement.

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space (“Leased Space”) in EV Innovations’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by EV Innovations to us on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, EV Innovations also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed intellectual property.

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

5.2         Liquidity and Capital Resources

As of July 31, 2009, we had cash on hand of $191.  Our liabilities at July 31, 2009 totaled $5,513,918, as compared with $4,623,028 at July 31, 2008; and our property plant and equipment increased to $141,261 at July 31, 2009, as compared with $33,603 at July 31, 2008.

At July 31, 2009, we had a working  capital  deficiency of $5,510,413 and a stockholders deficit of $5,369,152.

We used net cash in operating activities of $398,829 in the twelve months ended July 31, 2009, as compared with $780,276 in the comparable period in 2008, and cash flow used in investing activities for the purchase of property, plant and equipment was $17,015 in 2009, as compared with $17,784 cash flow provided by investing activities in 2008, including $52,063 for the purchase of property, plant and equipment.

In the twelve months ended July 31, 2009, we had received approximately $400,340 in net advances from related parties, giving effect to payments to related parties of $43,400, as compared with net advances from related parties of $764,365 in 2008, giving effect to payments to related parties of $637,673.

Since our  incorporation,  we have  financed  our  operations  almost exclusively through advances from our controlling shareholders. We expect to finance operations through the sale of equity or other investments in us for the foreseeable  future, as we do not receive  significant  revenue  from our new business  operations.  There  is no  guarantee  that we will  be  successful  in arranging financing on acceptable terms.

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

CRITICAL ACCOUNTING POLICIES

Recently issued pronouncements
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including and Amendment of FASB Statement No. 115."  SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value.  It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 on August 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable and other liabilities are reported at their carrying values.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for which the acquisition date is or after an entities fiscal year end that begins after December 15, 2008.  The provisions of SFAS 141(R) are effective for the Company for the fiscal year ending January 31, 2010. We are evaluating the impact of this standard and do not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on August 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities. The Company completed its implementation of SFAS No. 157 effective August 1, 2008 and it did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

In April 2009, the FASB issued FASB Staff Positions ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  These FSPs amend rules for other-than-temporary impairments, provide for guidance on calculating fair values in inactive and distressed markets and require quarterly fair value disclosures.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoptions permitted for periods ending after March 15, 2009.  The adoption of these FSPs did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued.  Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed.  SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date.  SFAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements.  Subsequent events were evaluated through October 13, 2009.

In June 2009, the FASB issued SFAS No. 168, the "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168), and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative GAAP in the U.S. recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements.  SFAS No. 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk – The raw materials for manufacturing our batteries could be affected by changes in the commodities markets, and if we commence manufacturing our lithium ion batteries, we could be subject to this risk.

Item 8. Financial Statements and Supplementary Data.

SUPERLATTICE POWER, INC.

FINANCIAL STATEMENTS

July 31, 2009

Superlattice Power, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superlattice Power, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Superlattice Power, Inc. and Subsidiaries (collectively, the “Company”) (a development stage enterprise) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ deficiency, and cash flows for each of two years in the period ended July 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company's Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred a net loss of $898,447 for the year ending July 31, 2009.  As of July 31, 2009, current liabilities exceeded current assets by $5.5 million and has an accumulated deficit of $5.4 million.  These factors, and others discussed in Notes 1 and 10, raise substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
October 14, 2009

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$191	$15,695
Prepaid expenses	3,314	-
Total current assets	3,505	15,695

Property and equipment, net	141,261	33,603

	$144,766	$49,298

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$654,810	$164,260
Due to related parties	4,859,108	4,458,768
Total current liabilities	5,513,918	4,623,028

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 115,000,000 issued and outstanding at July 31, 2009 and 2008, respectively	115,000	115,000
Additional paid-in-capital	18,918	(84,107)
Accumulated deficit	(5,503,070)	(4,604,623)
Total stockholders' deficiency	(5,369,152)	(4,573,730)
	$144,766	$49,298

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	July 31,
	2009	2008

Sales	$-	$-

Costs and expenses:
General and administrative	205,404	341,835
Research and development	239,543	19,413
	444,947	361,248

Loss from continuing operations	(444,947)	(361,248)

Other (expense)	-	(16,852)
Interest income	-	633
Interest expense	(453,500)	(127,077)
Loss on sale of asset	-	(3,903)

Net loss from continuing operations	(898,447)	(508,447)

Provision for (benefit from) income taxes	-	-

Net loss from continuing operations	(898,447)	(508,447)

Discontinued operations:
Loss from discontinued operations	-	(526,132)
Gain on disposal of discontinued operations	-	169,289
Net loss on discontinued operations	-	(356,843)

Net loss	(898,447)	(865,290)

Other comprehensive income:
Foreign currency translation	-	7,860

Net comprehensive loss	$(898,447)	$(857,430)

Net loss per share - basic and diluted - continuing operations	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - continuing operations	345,000,000	345,000,000

Net loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - discontinued operations	345,000,000	345,000,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

				Cumulative
			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Par value	Capital	Income (Loss)	Deficit	Total
Balance August 1, 2007	115,000,000	$115,000	$(84,107)	$(7,860)	$(3,739,333)	$(3,716,300)

Foreign currency translation	-	-	-	7,860	-	7,860

Net loss for year ended July 31, 2008	-	-	-	-	(865,290)	(865,290)

Balance July 31, 2008	115,000,000	115,000	(84,107)	-	(4,604,623)	(4,573,730)

Contribution of machinery & equipment	-	-	103,025	-	-	103,025

Net loss for the period ended July 31, 2009	-	-	-	-	(898,447)	(898,447)

Balance July 31, 2009	115,000,000	$115,000	$18,918	$-	$(5,503,070)	$(5,369,152)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED
	July 31,
	2009	2008

Cash Flows from Operating Activities
Net loss	$(898,447)	$(865,290)
Items not affecting cash flows
Depreciation	12,382	34,363
Bad debt expense	-	35,380
Non cash items due to sale of subsidiaries	-	(128,065)
Loss on sale of property and equipment	-	3,903
Changes in operating assets and liabilities
Decrease in accounts receivable	-	905
Decrease in inventories	-	74,146
Increase (decrease) in prepaid expenses	(3,314)	23,370
Increase in accounts payable and accrued expenses	490,550	44,002
Decrease in deferred revenue	-	(2,990)
Net cash used in operating activities	(398,829)	(780,276)

Cash Flows from Investing Activities
Purchase of property and equipment	(17,015)	(52,063)
Sale of property and equipment	-	68,777
Proceeds from sale of property and equipment	-	1,070
Net cash provided by (used in) investing activities	(17,015)	17,784

Cash Flows from Financing Activities
Advances from related parties	443,740	1,402,038
Payments to related parties	(43,400)	(637,673)
Net cash provided by financing activities	400,340	764,365

Effect of exchange rate changes on cash and cash equivalents	-	7,860

Net increase (decrease) in cash and cash equivalents	(15,504)	9,733

Cash and cash equivalents at beginning of period	15,695	5,962

Cash and cash equivalents at end of period	$191	$15,695

Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash transactions
Donated Equipment	$103,025	$-
Transfer of loan to Blue Diamond Investments, Inc.	$-	$4,341,358
Write off of marketable securities - restricted for the sale of subsidiaries	$-	$41,224
Write off of recievables for the sale of subsidiaries	$-	$34,291
Write off of inventory for the sale of subsidiaries	$-	$37,072
Write off of prepaid expenses for the sale of subsidiaries	$-	$24,930
Write off of net fixed assets for the sale of subsidiaries	$-	$66,275
Write off of payables for the sale of subsidiaries	$-	$113,570
Write off of investment in subsidiary for the sale of subsidiaries	$-	$3,570,751
Write off of foreign currency for the sale of subsidiaries	$-	$17,752
Write off of additional paid in capital for the sale of subsidiaries	$-	$30,550
Write off of retained earnings for the sale of subsidiaries	$-	$3,739,344

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

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

As of August 1, 2008, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Companies", issued by the Financial Accounting Standards Board (the "FASB").  The Company has limited revenue to date, continues to raise capital and there is no assurance that ultimately the Company will achieve a profitable level of operations.

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

Effective August 8, 2005, the Company entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, which was a wholly owned subsidiary of EV Innovations, Inc. (“EVI”).  The transaction was completed on August 19, 2005 by the issuance of 240,000,000 shares of the Company's stock in exchange for all of the outstanding shares of WhistlerTel's common stock.

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

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under Section 2.2 of the license agreement, the Company has agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the license agreement in development of the technology for the licensed products. In the initial year under the license agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  EV Innovations has advised the Company in a letter dated October 1, 2009, that it will not give notice of default against the Company for our failure to comply with this covenant in the first year of the term of the license agreement.

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in EVI’s North Carolina facility.  The leased space will be suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement.  The leased space is leased on a month-to-month basis at a monthly rental of $2,625, the monthly rental to be escalated five (5%) percent annually. Also effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from EVI for the purchase price of $29,005.

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

Basis of presentation
The Company’s financial statements for the year ended July 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $0 revenue in 2009 and as of July 31, 2009, there was a working capital deficit of approximately $5.5 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 17, 2009 the Company’s Board of Directors declared a three-for-one forward stock split that was effected in the form of a stock dividend. All share and per share amounts have been restated to reflect the three-for-one forward stock split except for stockholders’ deficiency. See Note 4, “Common stock,” for further discussion.

Net loss per common share for the year ended July 31, 2008 has been revised. See Note 5, “Net loss per common share,” for further discussion.

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiary, Zingo Telecom, Inc. and Zingo Telecom Canada, Inc. for the year ended July 31, 2008. All intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries were sold in May 2008 and therefore there is no consolidation of these subsidiaries for the year ended July 31, 2009.

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

Fair value of financial instruments
The fair value of accounts receivables, accounts payable and accrued expenses and advances from related parties approximates fair value based on their short maturities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the Company's 2009 fiscal year.  In February 2008, the FASB deferred the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until the beginning of fiscal year 2010.  The Company adopted SFAS No. 157 with respect to financial assets and liabilities on August 1, 2008.  There was no material effect on the financial statements upon adoption of this new accounting pronouncement.  The impact on the financial statements from adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities has not yet been determined.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

The assets measured at fair value on a recurring basis as of July 31, 2009 are as follows:

Assets:	Level 1	Level 2	Level 3	July 31, 2009
Cash and cash equivalents	$191	$-	$-	$191

Property and equipment
Property and equipment are recorded at cost.  Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives

Lives
Equipment and fixtures	3-7 years
Software	3-5 years
Computers	5 years

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

Net loss per common share
Basic loss per common share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

Discontinued operations
In May 2008, the Company completed the sale of its VoIP business. The results for the business were accounted for as discontinued operations in the consolidated financial statements for the years presented herein.  The divestiture resulted in a loss of $0 and $356,843, respectively, for the years ended July 31, 2009 and 2008.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized combined statement of loss for discontinued operations is as follows:

	YEARS ENDED
	July 31,
	2009	2008
Net sales	$-	$645,632
Loss before income tax	-	(1,171,764)
Provision for income taxes	-	-
Loss from operations - net tax	-	(526,132)
Gain on sale of discontinued operations	-	169,289
Provision for income taxes	-	-
Loss from discontinued operations - net of tax	$-	$(356,843)

Advertising
Advertising costs are generally expensed and are included in selling, general and administrative expenses.  Total advertising expenditures for the years ended July 31, 2009 and 2008 were approximately $50,000 and $108,000, respectively.

Research and development
The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. As of July 31, 2009, there have been expenses allocated to research and development. For the year ending July 31, 2009, salaries, payroll taxes, and benefits amounted to approximately $230,000 in R&D, parts and supplies were approximately $4,000, and other R&D expenses were approximately $2,000.

Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations. The reclassification consisted of other assets being reclassified as marketable securities. The Company reclassified certain continuing operations to discontinued operations for the year ended July 31, 2008 in the Company’s Consolidated Statements of Operations.

Recently issued pronouncements
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including and Amendment of FASB Statement No. 115."  SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value.  It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 on August 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable and other liabilities are reported at their carrying values.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for which the acquisition date is or after an entities fiscal year end that begins after December 15, 2008.  The provisions of SFAS 141(R) are effective for the Company for the fiscal year ending July 31, 2010. We are evaluating the impact of this standard and do not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements.  SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income.  Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction.  In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will adopt SFAS No. 160 on August 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on August 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities. The Company completed its implementation of SFAS No. 157 effective August 1, 2008 and it did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FASB Staff Positions ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  These FSPs amend rules for other-than-temporary impairments, provide for guidance on calculating fair values in inactive and distressed markets and require quarterly fair value disclosures.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoptions permitted for periods ending after March 15, 2009.  The adoption of these FSPs did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued.  Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed.  SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date.  SFAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements.  Subsequent events were evaluated through October 13, 2009.

In June 2009, the FASB issued SFAS No. 168, the "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168), and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative GAAP in the U.S. recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements.  SFAS No. 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009.

Note 2. Business combination

As discussed in Note 1, JavaKing Coffee, Inc. (JavaKing) entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, and a wholly owned subsidiary of EV Innovations, Inc. (EVI).  The transaction was completed on August 19, 2005 by the issuance of 240,000,000 shares (69.56%) of the Company's stock in exchange for all of the outstanding shares of WhislerTel's common stock. The transaction has been accounted for as reverse acquisition, because EVI has replaced the JavaKing shareholders as the party in control.  In a reverse acquisition the capital structure remains that of the legally surviving entity (JavaKing) but the historical operations is that of the surviving control group (WhistlerTel).  On April 28, 2008, the Company merged with Superlattice Power, Inc., a wholly-owned subsidiary, the sole purpose of the merger being to change the name of the Company to Superlattice Power, Inc. These financials reflect the business of Zingo Telecom up to the date it was sold, May 15, 2008, and the financials of Zingo, Inc. and Superlattice Power, Inc.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Property and equipment

Property and equipment at consists of:

	July 31,
	2009	2008
Equipment	$44,255	$28,430
Idle equipment	87,200	-
Leasehold improvements	26,360	9,345
	157,815	37,775
Less accumulated depreciation	(16,554)	(4,172)
	$141,261	$33,603

Depreciation expense for the years ended July 31, 2009 and 2008 was $12,382 and $34,363, respectively.

Idle equipment is equipment that can only be used in a Dry Room due to the moisture sensitive materials being used to produce batteries. The Dry Room, 2% to 3% relative humidity, is still in the process of being built and until it is done the idle equipment will not be used.

In January 2009, a private company provided the Company with equipment in exchange for Superlattice’s battery prototypes for testing and possibly for purchase of batteries from the Company. The equipment was received in the manufacturing facility, and was recorded at appraised value of $103,025.

Note 4.  Capital stock

As discussed in Note 1 and Note 3, the Company entered into an agreement on August 19, 2005, whereby the Company issued 240,000,000 shares of its common stock to the shareholder of Whistler Tel, Inc. in exchange for all of the shares of WhistlerTel. On April 15, 2008 the 240,000,000 shares were sold to Blue Diamond Investments. On May 15, 2008, the subsidiary, Zingo Telecom, was sold to a private investor.

On September 17, 2009, the Company’s Board of Directors declared a three-for-one forward stock split of the Company’s common stock that was effected in the form of a stock dividend. A three-for-one forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, providing for the forward split changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000. All share and per share amounts have been restated to reflect the three-for-one forward stock split except for stockholders’ deficiency.

See Note 5 “Net loss per common share,” for the impact on the Company’s earnings per share amounts as a result of the stock split. This stock split resulted in the issuance of 230 million additional shares of common stock and was accounted for by the transfer of $230,000 from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to affect the stock split.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Net loss per common share

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2009 and 2008.

	YEARS ENDED
	July 31,
	2009	2008
Continuing operations:
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(898,447)	$(865,290)
Weighted shares outstanding - basic and diluted	345,000,000	345,000,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Discontinued operations:
Basic and diluted EPS - discontinued operations:
Net loss ascribed to common shareholders - basic and diluted	$-	$(356,843)
Weighted shares outstanding - basic and diluted	345,000,000	345,000,000
Basic and diluted net loss per common share	$0.00	$(0.00)

Net loss per common share for the year ended July 31, 2008 has been revised.  This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the three-for-one forward stock split as discussed in Note 4.

The amounts previously reported, as revised to reflect the three-for-one forward stock split in 2008, were as follows:

YEAR ENDED
July 31,
2008
Continuing operations:
Basic and diluted loss per common share	$(0.01)
Discontinued operations:
Basic and diluted loss per common share	$(0.00)

Note 6.  Related party transactions

The Company's principal financing source has been from its former parent, EV Innovations, Inc. The Company has also received advances during 2008 from its chief executive and principal financial officer Ayaz Kassam (“Kassam”). On April 15, 2008, Blue Diamond assumed EV Innovations debt due from Superlattice.  At July 31, 2009 and 2008 the Company owed Blue Diamond $4,321,358, and $4,321,358, and Kassam $537,750 and $137,410, respectfully. During the year ended July 31, 2009 and 2008 the Company had advances totaling $443,740 and $1,402,038, respectively; and payments amounted to approximately $43,400 and $637,673, respectively. Without such funding, the Company could not continue in business because it does not have any revenue.  Subsequent to the balance sheet date, the Company had received advances from related parties in the amount of $155,578. In addition, the Company repaid $60,000 to Kassam.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The advances from the parent company accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The balance of the related party transactions is due within two weeks of the parties request but does not bear interest. Interest for the years ended July 31, 2009 and 2008 is $453,500 and $127,077, respectively. The related party transaction amounts are reported as a current liability in the consolidated balance sheet based on the terms of the agreement.

Note 7.  Income taxes

At July 31, 2009 and July 31, 2008, the Company has deferred tax assets as a result of the net operating losses incurred from inception.  The resulting deferred tax assets are reduced by a valuation allowance, as discussed in Note 1, in an amount equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1,926,000 and $1,612,000 at July 31, 2009 and July 31, 2008 respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $5,503,000 and $4,605,000 at July 31, 2009 and July 31, 2008 respectively, will begin to expire in 2028.

Note 8. Sale of subsidiaries

At a closing held on May 15, 2008, the Company sold for $215,000 the 75,000 outstanding shares of common stock, constituting 100% of the outstanding stock, of the Company’s subsidiary Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd., the Company’s subsidiary incorporated in India.

The sale of subsidiaries was accounted for by recording the deposit for the sale and writing off the following for the subsidiaries sold: assets and liabilities, intercompany accounts, the loss in investment of the subsidiaries sold. The gain of $169,289 is shown on the Consolidated Statements of Operations.

Note 9.  Commitments and contingencies

Superlattice Power, Inc. entered into a month to month lease agreement with EV Innovations, Inc. for 5,000 square feet within EVI’s Mooresville facility on April 16, 2008 at the rate of $2,625. Approximately 80% of this space has been converted into offices, and battery development workshop, including a dry room. They also entered into a month to month lease agreement for $750 with EVI for renting offices in EVI’s Las Vegas corporate office.

Total rent expense for the years ended July 31, 2009 and 2008 amounted to approximately $39,000 and $6,500, respectively.

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

SUPERLATTICE POWER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Going concern

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.

Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2009, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

However, as of July 31, 2008, our principal executive and financial officer had concluded that our disclosure controls and procedures (as so defined) were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, due to material errors relating to financial statement presentation issues for prior periods. Due to these material weaknesses, management devoted additional resources to resolving questions that arose in connection with the preparation of this report and, as a result, is confident that the financial statements presented in this report fairly present in all material respects our financial condition and results of operation.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2009, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

A 3-for-1 forward split in our common stock was effective October 19, 2009. We filed a Certificate of Change with the Nevada Secretary of State on September 18, 2009, providing for the forward split, which changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 1, 2009 are as follows:

Name	Age	Office
Ayaz Kassam	43	President, Chief Executive
		Officer, Treasurer, Secretary and Director

Stacey Fling	50	Director

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Ayaz Kassam was appointed our President and Chief Executive Officer, on June 4, 2008, and as Secretary, Treasurer and as a Director on November 28, 2008. He graduated and received a degree as an industrial designer product specialist from The Ontario College of the Arts, in Toronto, Canada, in 1990-1991. Mr. Kassam commenced his professional career at Pigeon Branding and Design, Toronto/Oakville, Canada, in 1992, and from 1996 to 2003 he managed the technology and design needs of the creative services group at Loblaws Brand Limited. In 2005, he founded and continues to operate a web hosting company, Favorhosting Corp. From 2004 to the present, Mr. Kassam has been an independent technical and industrial design consultant.

Stacey Fling graduated from South San Francisco High School in South San Francisco, California, in 1977. Since June 2003, Ms. Fling has been the President of A & S Holdings, Inc., a real estate investment and development company located in Las Vegas, NV. Prior to 2003, Ms. Fling managed the administrative offices of an environmental remediation and monitoring company with offices in San Diego, California, as well as in Las Vegas, Nevada. From May, 2009 to the present, Ms. Fling has been the President and a Director of EV Innovations.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)		Total ($) (j)

Ayaz Kassam, President and Chief Executive Officer from June 4, 2008	2008	-0-								-0-
	2009	-0-								-0-
Holly Roseberry, President and Chief Executive Officer from August 30, 2005 to June 4, 2008	2007							$12,000	*	$12,000
	2008							$11,000	*	$11,000

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

We did not pay our directors any fees or other compensation in the year ended July 31, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 19, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Chen Wu 187 Edward Crescent Fort Coquitlam, B.C. V7A 2E4 Canada	30,000,000 common shares	8.69%
Udaya Madanayake 1532 Manning Avenue Port Coquitlam, B.C. V5Y 3JB Canada	30,000,000 common shares	8.69%
Directors and Executive Officers as a Group	-0-	-0-%
Blue Diamond Investments Inc. 51A Dean Street Belize City, Belize	240,000,000 common shares	69.56%

(1) Based on 345,000,000 shares of common stock issued and outstanding as of October 19, 2009, following the 3-for-1 stock split effective October 19, 2009.

CHANGE IN CONTROL

Pursuant to a Stock Purchase Agreement dated April 15, 2008 (the “Stock Purchase Agreement”), with Blue Diamond Investments Inc., at a closing held on April 18, 2008, EV Innovations, our former principal stockholder, sold the 80,000,000 shares (split-adjusted) of common stock of the Company held by EV Innovations to Blue Diamond Investments, Inc. for $215,000. Pursuant to the Stock Purchase Agreement, EV Innovations also assigned to Blue Diamond Investments, Inc. all receivables or debt obligations of the Company owing to or held by EV Innovations at March 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has received advances of $137,410 during 2008 from its chief executive and principal financial officer Ayaz Kassam. On April 15, 2008, in connection with the change in control of our company, Blue Diamond Investments, Inc. was assigned our debt in the amount of $4,321,358 due EV Innovations. Blue Diamond Investments, Inc. made no advances to the Company in our fiscal year ended July 31, 2008. At July 31, 2008, the Company owed Blue Diamond Investments, Inc. $4,321,358 (the amount assigned by EV Innovations) and Ayaz Kassam $137,410, which Mr. Kassam had advanced during 2008. At July 31, 2009, the Company owed Mr. Kassam 537,750. Subsequent to July 31, 2009, the Company paid $60,000 to Mr. Kassam and $-0- to Blue Diamond. During 2008, the Company received $402,277 in advances from EV Innovations and made repayments of $391,831 to EV Innovations. During the year ended July 31, 2007, the Company received advances from EV Innovations of $1,330,844, and made repayments of $561,923 to EV Innovations. The advances from the parent company will accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The advances to Mr. Kassam are due within two weeks of demand and do not bear interest.

License Agreement for Lithium Ion Battery Technology

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with EV Innovations, Inc., (“EV Innovations”), our controlling stockholder providing for the license to us of EV Innovations’ patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”). Under the License Agreement, EV Innovations has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. EV Innovations’ cost for lithium ion batteries purchased from us will be our actual manufacturing costs for such batteries for our fiscal quarter in which EV Innovations purchase takes place.

Under Section 2.2 of the License Agreement, we have agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement. EV Innovations has advised us in a letter dated October 1, 2009, that it will not give notice of default against us for our failure to comply with this covenant in the first year of the term of the License Agreement.

Effective April 16, 2008, we leased approximately 5,000 square feet of space (“Leased Space”) in EV Innovations’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement. The Leased Space is leased by EV Innovations to us on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, EV Innovations also sold us for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field. Total rent expense for the years ended July 31, 2009 and 2008 amounted to approximately $39,000 and $6,500, respectively.

On April 18, 2008 Blue Diamond Investments Inc., 51A Dean Street, Belize City, Belize, purchased of 80,000,000 shares (split-adjusted) of our common stock from EV Innovations; following such purchase, Blue Diamond Investments, Inc. owned approximately 69% of our outstanding common stock and a majority of the voting power of our outstanding stock. The President and sole stockholder of Blue Diamond Investments, Inc. is Andrew Godfrey, whose address is 51A Dean Street, Belize City, Belize. The consideration furnished by Blue Diamond Investments, Inc. was $215,000.The source of funds used to acquire control of the Company was from the corporate funds of Blue Diamond Investments, Inc.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Wiener, Goodman & Company, P.C. for professional services rendered for the audit of our financial statement filed as part of our 2008 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal year ended July 31, 2008 are $29,000.

The aggregate fees billed by Wiener, Goodman & Company, P.C. for professional services rendered for the audit of our financial statement filed as part of our 2009 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal year ended July 31, 2009 are $29,000.

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

3.1a
Articles of Merger, effective May 12, 2008, providing for the merger of Superlattice Power, Inc., a wholly-owned subsidiary of the Company into the Company. (Incorporated herein by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K, filed October 29, 2008.)

3.1b	Certificate of Change, effective October 19, 2009, providing for a 3-for-1 stock split and increase in authorized common stock, filed herewith.

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)

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

10.7	EV Innovations, Inc. letter to the Company, dated October 1, 2009, waiving default under April 14, 2008 License Agreement, filed herewith.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERLATTICE POWER, INC.

By:	/s/ Ayaz Kassam
Chief Executive Officer and Principal Financial Officer

Date: October 21, 2009

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ayaz Kassam
Ayaz Kassam
(President, Chief Executive Officer and Director)
Date: October 21, 2009

By:	/s/ Stacey Fling
Stacey Fling
Director
Date: October 21, 2009

EXHIBIT INDEX

3.1b	Certificate of Change, effective October 19, 2009, providing for a 3-for-1 stock split and increase in authorized common stock.

10.7	EV Innovations, Inc. letter to the Company, dated October 1, 2009, waiving default under April 14, 2008 License Agreement.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.