Form 10-Q
period 2009-10-31
Superlattice Power, Inc.
filed 2009-12-08
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 345,000,000 as of December 1, 2009.

SUPERLATTICE POWER, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION
ITEM I - Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of October 31, 2009 and July 31, 2009 (Unaudited)	4

Consolidated Statements of Operations for the Three Months Ended October 31, 2009 and 2008 (Unaudited)	5

Consolidated Statement of Stockholders Deficiency (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2009 and 2008 (Unaudited)	7

Notes to Unaudited Consolidated Financial Statements	8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4T– Controls and Procedures.	19

PART II. OTHER INFORMATION

ITEM 6 - Exhibits	20

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under  accounting principles generally accepted in the United States of America have  been condensed or omitted from the following consolidated financial statements  pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in  conjunction with the year-end consolidated financial statements and notes  thereto included in the Company's Annual Report on Form 10-K for the year  ended July 31, 2009.

The results of operations for the three months ended October 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(UNAUDITED)

	October 31,	July 31,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$93	$191
Prepaid expenses	3,314	3,314
Total current assets	3,407	3,505

Property and equipment, net	138,251	141,261

	$141,658	$144,766

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$762,033	$654,810
Due to related parties	4,947,354	4,859,108
Total current liabilities	5,709,387	5,513,918

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 750,000,000
shares authorized, 345,000,000 issued and outstanding
at October 31, 2009 and 115,000,000 at
July 31, 2009, respectively	345,000	115,000
Additional paid-in-capital	(211,082)	18,918
Accumulated deficit	(5,701,647)	(5,503,070)
Total stockholders' deficiency	(5,567,729)	(5,369,152)
	$141,658	$144,766

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		August 1, 2008
	October 31,		through
	2009	2008	October 31, 2009

Sales	$-	$-	$-

Costs and expenses:
General and administrative	33,771	154,757	239,175
Research and development	50,474	5,154	290,017
	84,245	159,911	529,192

Loss from operations	(84,245)	(159,911)	(529,192)

Other income (expense):
Interest expense	(114,332)	(108,922)	(567,832)

Net loss before provision for (benefit from) income taxes	(198,577)	(268,833)	(1,097,024)

Provision for (benefit from) income taxes	-	-	-

Net loss	$(198,577)	$(268,833)	$(1,097,024)

Net loss per share - basic and diluted - continuing operations	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - continuing operations	345,000,000	345,000,000	345,000,000

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par value	Capital	Deficit	Total
Balance July 31, 2008	115,000,000	$115,000	$(84,107)	$(4,604,623)	$(4,573,730)

Contribution of machinery & equipment	-	-	103,025	-	103,025

Net loss for the year ended
July 31, 2009	-	-	-	(898,447)	(898,447)

Balance July 31, 2009	115,000,000	115,000	18,918	(5,503,070)	(5,369,152)

3:1 forward stock split	230,000,000	230,000	(230,000)	-	-

Net loss for the period ended
October 31, 2009	-	-	-	(198,577)	(198,577)

Balance October 31, 2009	345,000,000	$345,000	$(211,082)	$(5,701,647)	$(5,567,729)

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED		August 1, 2008
	October 31,		through
	2009	2008	October 31, 2009

Cash Flows from Operating Activities
Net loss	$(198,577)	$(268,833)	$(1,097,024)
Items not affecting cash flows
Depreciation	3,010	1,777	15,392
Changes in operating assets and liabilities			-
Increase (decrease) in prepaid expenses	-	-	(3,314)
Increase in accounts payable and accrued expenses	107,223	230,856	597,773
Net cash used in operating activities	(88,344)	(36,200)	(487,173)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(13,092)	(17,015)

Cash Flows from Financing Activities
Proceeds from majority shareholder	-	-	-
Advances from related parties	168,746	33,800	612,486
Payments to related parties	(80,500)	-	(123,900)
Net cash provided by financing activities	88,246	33,800	488,586

Net decrease in cash and cash equivalents	(98)	(15,492)	(15,602)

Cash and cash equivalents at beginning of period	191	15,695	15,695

Cash and cash equivalents at end of period	$93	$203	$93

Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions
Donated Equipment	$-	$103,025	$103,025

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

As of August 1, 2008, the Company is considered a development stage enterprise as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development Stage Entities" ("ASC 915").  The Company has limited revenue to date, continues to raise capital and there is no assurance that ultimately the Company will achieve a profitable level of operations.

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements.  Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended July 31, 2009 as filed with the Securities Exchange Commission.

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

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

In connection with the license agreement, the Company has agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the license agreement in development of the technology for the licensed products. In the initial year under the license agreement, the Company invested approximately $314,517 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  EV Innovations has advised the Company in a letter dated October 1, 2009, that it will not give notice of default against the Company for our failure to comply with this covenant in the first year of the term of the license agreement.

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

On June 4, 2008, Holly Roseberry resigned as President of Superlattice Power, Inc., where she remains as a director. Ayaz Kassam is the new President and Chief Executive Officer and has been appointed as a director to fill a vacancy on the Board.

Basis of presentation
The Company’s financial statements for the three months ended October 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $0 revenue in 2009 and as of October 31, 2009, there was a working capital deficit of approximately $5.7 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

On September 17, 2009 the Company’s Board of Directors declared a three-for-one forward stock split that was effected in the form of a stock dividend. All share and per share amounts have been restated to reflect the three-for-one forward stock split. See Note 4, “Common stock,” for further discussion.

SIGNIFICANT ACCOUNTING POLICIES

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

Fair value of financial instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective August 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of October 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the three months ended October 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of October 31, 2009.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Assets at fair value as of October 31, 2009 using
Quoted prices in
		active markets for	Significan other	Significant
		identical assets	observable inputs	unobservable
	Total	(Level 1)	(Level 2)	inputs (Level 3)
Cash and cash equivalents	$93	$93	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of October 31, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended October 31, 2009 and the Company did not have any financial liabilities as of October 31, 2009.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.

Property and equipment
Property and equipment are recorded at cost.  Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Lives
Furniture and fixtures	3-7 years
Software	3-5 years
Computers	5 years

Long-lived assets
The Company  accounts for  long-lived  assets in  accordance  with  FASB ASC 360-10-35, "Impairment or Disposal of Long-Lived Assets" ("ASC 360-10-35"). The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that may suggest impairment.  The Company recognizes impairment when the sum of undiscounted future cash flows is less than the carrying amount of the asset.  The write down of the asset is charged to the period in which the impairment occurs.

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
October 31, 2009

Revenues
Revenues are recognized at the time that service is completed or the related products have been installed.

Advertising
Advertising costs are expensed and are included in selling, general and administrative expenses.  Total advertising expenditures for the three months ended October 31, 2009 and 2008 were approximately $0 and $50,000 respectively.

Shipping and handling
Shipping and handling costs associated with shipping equipment to customers are generally expensed and included in costs of sales for the telecommunications business.

Research and development
No set amount has been set aside for research and development (“R&D”) but all projects and purchases must be approved before being started or purchased.  As of October 31, 2009, there have been expenses allocated to research and development. For the three months ending October 31, 2009, salaries, payroll taxes, and benefits amounted to approximately $50,000 in R&D, parts and supplies was approximately $0, and other R&D were approximately $0.

Recently issued pronouncements
During the first quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the first quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through December, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the first quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

Note 2. Property and equipment

Property and equipment consist of:

	October 31,	July 31,
	2009	2009
Equipment	$44,255	$44,255
Idle equipment	87,200	87,200
Leasehold improvements	26,360	26,360
	157,815	157,815
Less accumulated depreciation	(19,564)	(16,554)
	$138,251	$141,261

Depreciation expense for the three months ended October 31, 2009 and 2008 was $3,010 and $1,777, respectively.

In January 2009, a private company provided Superlattice with equipment in exchange for Superlattice’s battery prototypes for testing and possibly for purchase of batteries from the Company. The equipment was received in the manufacturing facility, and was recorded at appraised value of $103,025.

Note 3.  Related party transactions

The Company's principal financing source has been from its former parent, EV Innovations, Inc. On April 15, 2008, Blue Diamond assumed EVI’s debt due from Superlattice.  At October 31, 2009 and July 31, 2009 the Company owed Blue Diamond $4,321,358 and $4,321,358, respectfully. During the three months ended October 31, 2009 and year ended July 31, 2009 the Company received no funds and made no repayments, respectively. As of October 31, 2009 and July 31, 2009, the amount due to Blue Diamond was $4,321,358 and $4,321,358, respectively.

The Company received and repaid additional advances from Ayaz Kassam (chief executive and principal financial officer) for the three months ended October 31, 2009 and year ended July 31, 2009 in the amount of $36,000 and $60,000 for October 2009 and $443,740 and $43,400, respectively for the year ended July 31, 2009. As of October 31, 2009 and July 31, 2009, the amount due to Ayaz Kassam was $513,750 and $537,750, respectively.

The Company received and repaid additional advances from SSRI (company that formulates the decisions process) for the three months ended October 31, 2009 and year ended July 31, 2009 in amounts of $19,400 and $9,700, respectively for October 2009, and $0 and $0, respectively for July 2009. As of October 31, 2009 and July 31, 2009, the amount due to SSRI was $9,700 and $0, respectively.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

The Company received and repaid additional advances from EV Innovations, Inc. (prior parent company) for the three months ended October 31, 2009 and year ended July 31, 2009 in amounts of $113,346 and $10,800, respectively for October 2009 and $0 and $0, respectively for July 2009. As of October 31, 2009 and July 31, 2009, the amount due to EV Innovations, Inc. was $102,546 and $0, respectively.

Without such funding, the Company could not continue in business because it does not have any revenue. Subsequent to the balance sheet date, the Company had received advances from related parties in the amount of $22,629. In addition, the Company repaid $10,625.

The advances from the parent company will accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The balance of the related party transactions is due within two weeks of the parties request but does not bear interest. Interest for the three months ended October 31, 2009 and 2008 is $114,332 and $108,922, respectively. The related party transaction amounts are reported as a current liability in the balance sheet based on the terms of the agreement.

Note 4.  Capital stock

As discussed in Note 1, the Company entered into an agreement on August 19, 2005, whereby the Company issued 240,000,000 shares of its common stock to the shareholder of Whistler Tel, Inc. in exchange for all of the shares of WhistlerTel. On April 15, 2008 the 240,000,000 shares were sold to Blue Diamond Investments. On May 15, 2008, the subsidiary, Zingo Telecom, was sold to a private investor.

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

Note 5.  Net loss per common share

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

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended October 31, 2009 and 2008.

	THREE MONTHS ENDED
	October 31,
	2009	2008
Continuing operations:
Basic and diluted EPS:
Net loss ascribed to common shareholders - basic and diluted	$(198,577)	$(268,833)
Weighted shares outstanding - basic and diluted	345,000,000	345,000,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Net loss per common share for the three months ended October 31, 2008 has been revised.  This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the three-for-one forward stock split as discussed in Note 4.

The amounts previously reported for three months ended October 31, 2008, were as follows:
THREE MONTHS ENDED
October 31,
2008
Continuing operations:
Basic and diluted loss per common share	$(0.00)

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

THREE MONTHS ENDED OCTOBER 31, 2009 AS COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2008

We  incurred  a net loss of $198,577 for the three months ended October 31, 2009, which included general and administrative costs of $33,771 and research and development expense of $50,474.

We had no sales for the three month period ended October 31, 2009. Our net loss for the three-month  period  ended  October 31, 2009, decreased from the three-month period ended October 31, 2008 (from $268,833 for the prior period to $198,577 in 2009). This was primarily due to lower general and administrative costs of $33,771 in the three months ended October 31, 2009, as compared with $154,757 in the prior period, due to inclusion in the prior period of approximately $70,000 of research and development expense in general and administrative expense, as well as advertising expense of approximately $50,000 in 2008 as compared with $-0- in 2009.  We incurred interest expense of $114,332 in 2009, as compared to $108,922 in the prior period.  We incurred research and development costs of $50,474, as compared to $5,154 in the prior period, due to research and development costs of approximately $70,000 in 2008 having been included in general and administrative expense.

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

5.2     Liquidity and Capital Resources

   As of October 31, 2009, we had cash on hand of $93.  Our liabilities at October 31, 2009 totaled $5,709,387, as compared with $5,513,918 at July 31, 2009; and our property plant and equipment net decreased to $138,251 at October 31, 2009, as compared with $141,261 at July 31, 2009.

At October 31, 2009, we had a working  capital  deficiency of $5,705,980 and a stockholders deficit of $5,567,729.

We used net cash in operating activities of $88,344 in the three months ended July 31, 2009, as compared with $36,200 in the comparable period in 2008, and cash flow used in investing activities for the purchase of property, plant and equipment was $13,092 in 2008, as compared with $-0- in 2009.  Cash flow provided by investing activities in 2008, included $13,092 for the purchase of property, plant and equipment.

In the three months ended October 31, 2009, we had received approximately $88,246 in net advances from related parties, giving effect to payments to related parties of $80,500, as compared with advances from related parties of $33,800 in 2008.

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

CRITICAL ACCOUNTING POLICIES

Recently issued pronouncements

During the first quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the first quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through December, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the first quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

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
Dated: December 8, 2009