Form 10-K/A
period 2008-07-31
Superlattice Power, Inc.
filed 2009-12-09
CIK 1230524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

Number of shares of Common Stock outstanding as of October 15, 2008: 115,000,000.

Documents incorporated by reference: None

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED JULY 31, 2008 (THE “2008 FORM 10-K”). THIS AMENDMENT NO. 1 AMENDS THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THAT AUDITED THE FINANCIAL STATEMENTS OF THE COMPANY AS OF JULY 31, 2008, THE CONSOLIDATED FINANCIAL STATEMENTS,  ITEM 9A(T) - CONTROL AND PROCEDURES,  AND ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2008 FORM 10-K AS OF OCTOBER 29, 2008, THE DATE ON WHICH THE 2008 10-K WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES, EXCEPT THAT THE OFFICERS AND DIRECTORS OF THE COMPANY AT THIS TIME ARE SIGNING THIS AMENDMENT NO. 1.

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

Liquidity and Capital Resources

As of July 31, 2008, we had cash on hand of $15,695. During the year ended July 31, 2008, we  incurred operating a net comprehensive loss of $865,290. On July 31, 2008, we had a working  capital  deficiency of  $4,607,333 and a stockholders' deficit of $4,573,730.

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

Sources and Availability of Raw Materials

SLAT uses raw materials from several manufacturers in the USA such as Alfa Aesar, Pred Chemicals, TIMCAL and Ferro Corporation. SLAT uses different types of lithium, manganese, cobalt, nickel and titanium salts, electrolytes, copper and aluminum foil which are available in large scale.

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

CRITICAL ACCOUNTING POLICIES

Recently issued pronouncements

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS 141 “Business Combinations”. This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this statement on August 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on August 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

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

Item 8. Financial Statements and Supplementary Data.

SUPERLATTICE POWER, INC.

FINANCIAL STATEMENTS

July 31, 2008

Superlattice Power, Inc.

Index to Financial Statements

Reports of Independent Registered Accounting Firms	14

Consolidated Balance Sheets as of July 31, 2008 and 2007	16

Consolidated Statements of Operations for year ended July 31, 2008; the seven months ended July 31, 2007; the five months ended December 31, 2006 (unaudited); and the year ended December 31, 2006	17

Consolidated Statement of stockholders’ (deficiency) for the year ended July 31, 2008 and for the seven months ended July 31, 2007	18

Consolidated Statements of cash flows for the year ended July 31, 2008; the seven months ended July 31, 2007; the five months ended December 31, 2006 (unaudited); and the year ended December 31, 2006	19

Notes to the financial statements	20

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

We conducted our audit in accordance with the standards of the Public Company Accounting Overnight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Wiener, Goodman & Company P.C.
Eatontown, NJ

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

/s/ Haynie & Company
Littleton, CO
November 7, 2007

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED BALANCE SHEETS
	July 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$15,695	$5,962
Marketable securities - restricted	-	41,224
Accounts receivable, net of allowance for
doubtful accounts of $0 and $139,000	-	1,994
Inventories	-	27,788
Prepaid expenses	-	48,300
Total current assets	15,695	125,268

Property and equipment, net	33,603	89,653

	$49,298	$214,921

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$164,260	$233,828
Deferred revenues	-	2,990
Due to related parties	4,458,768	3,694,403
Total current liabilities	4,623,028	3,931,221

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000
shares authorized, 115,000,000 issued and outstanding	115,000	115,000
Additional paid-in-capital	(84,107)	(84,107)
Accumulated deficit	(4,604,623)	(3,739,333)
Cumulative other comprehensive loss	-	(7,860)
Total stockholders' deficiency	(4,573,730)	(3,716,300)
	$49,298	$214,921

See Notes to Consolidated Financial Statements

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
			unaudited
	YEAR	SEVEN MONTHS	FIVE MONTHS	YEAR
	ENDED	ENDED	ENDED	ENDED
	July 31, 2008	July 31, 2007	December 31, 2006	December 31, 2006

Sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
General and administrative	341,835	87,240	38,502	92,724
Research and development	19,413	-		-
	361,248	87,240	38,502	92,724

Loss from continuing operations	(361,248)	(87,240)	(38,502)	(92,724)

Other income (expense)	(16,852)	(83)	-	-
Interest income	633	642	-	-
Interest expense	(127,077)	-	-	-
Loss on sale of asset	(3,903)	-	-	-

Net loss from continuing operations	(508,447)	(86,681)	(38,502)	(92,724)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(508,447)	(86,681)	(38,502)	(92,724)

Discontinued operations:
Loss from discontinued operations	(526,132)	(666,198)	(728,436)	(1,909,815)
Gain on disposal of discontinued operations	169,289	-	-	-
Net loss on discontinued operations	(356,843)	(666,198)	(728,436)	(1,909,815)

Net loss	(865,290)	(752,879)	(766,938)	(2,002,539)

Other comprehensive income (loss):
Foreign currency translation	-	(7,860)	-	-

Net comprehensive loss	$(865,290)	$(760,739)	$(766,938)	$(2,002,539)

Net loss per share - basic and diluted - continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - continuing operations	115,000,000	115,000,000	115,000,000	115,000,000

Net loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted shares outstanding - basic and diluted - discontinued operations	115,000,000	115,000,000	115,000,000	115,000,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
				Cumulative
			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Par value	Capital	Income (Loss)	Deficit	Total
Balance August 1, 2006	115,000,000	$115,000	$(89,205)	$-	$(2,219,516)	(958,120)

Net loss for period ended December 31, 2006	-	-	-	-	(766,938)	(2,002,539)

Balance December 31, 2006	115,000,000	$115,000	$(89,205)	$-	$(2,986,454)	$(2,960,659)

Additional paid in capital	-	-	5,098	-	-	5,098

Foreign currency translation	-	-	-	(7,860)	-	(7,860)

Net loss for period ended July 2007	-	-	-	-	(752,879)	(752,879)

Balance July 31, 2007	115,000,000	115,000	(84,107)	(7,860)	(3,739,333)	(3,716,300)

Foreign currency translation	-	-	-	7,860	-	7,860

Net loss for year ended July 2008	-	-	-	-	(865,290)	(865,290)

Balance July 31, 2008	115,000,000	$115,000	$(84,107)	$-	$(4,604,623)	$(4,573,730)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
(formerly Zingo, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

			unaudited
	YEAR	SEVEN MONTHS	FIVE MONTHS	YEAR
For the periods	ENDED	ENDED	ENDED	ENDED
	July 31, 2008	July 31, 2007	December 31, 2006	December 31, 2006

Cash Flows from Operating Activities
Net (loss)	$(865,290)	$(752,879)	$(767,055)	$(2,002,679)
Items not affecting cash flows			-
Depreciation	34,363	23,570	19,603	32,312
Bad debt expense	35,380	133,481	36,108	43,329
Non cash items due to sale of subsidiaries	(128,065)	-	-	-
Loss on sale of property and equipment	3,903	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	905	(120,700)	(29,570)	(52,519)
(Increase) decrease in inventory	74,146	(14,313)	28,924	(1,934)
(Increase) decrease in prepaid expenses	23,370	4,860	3,033	(7,953)
Increase (decrease) in accounts payable and accrued expenses	44,002	(4,200)	110,586	175,080
(Decrease) in deferred revenue	(2,990)	-	-	925
Net cash used for operating activities	(780,276)	(730,181)	(598,372)	(1,813,439)

Cash Flows from Investing Activities
Purchase of property and equipment	(52,063)	(28,479)	(4,853)	(77,598)
Sale of property and equipment	68,777	-		-
Increase (decrease) in other assets	-	(643)	548	179
Proceeds from sale of property and equipment	1,070	-		-
Net cash provided by (used for) investing activities	17,784	(29,122)	(4,305)	(77,419)

Cash Flows from Financing Activities
Proceeds from majority shareholder	-	5,098	-	1,898,786
Advances from related parties	1,402,038	1,321,278	-	-
Payments to related parties	(637,673)	(561,923)	596,091	-
Net cash provided by financing activities	764,365	764,453	596,091	1,898,786

Effect of exchange rate changes on cash and cash equivalents	7,860	(7,720)		-

Net increase (decrease) in cash and cash equivalents	9,733	(2,570)	(6,586)	7,928

Cash and cash equivalents at beginning of period	5,962	8,532	-	604

Cash and cash equivalents at end of period	$15,695	$5,962	$(6,586)	$8,532

Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-
Non-cash transactions
Transfer of loan to Blue Diamond Investments, Inc.	$4,341,358	$-	$-	$-
Write off of marketable securities - restricted for the sale of subsidiaries	$41,224	$-	$-	$-
Write off of recievables for the sale of subsidiaries	$34,291	$-	$-	$-
Write off of inventory for the sale of subsidiaries	$37,072	$-	$-	$-
Write off of prepaid expenses for the sale of subsidiaries	$24,930	$-	$-	$-
Write off of net fixed assets for the sale of subsidiaries	$66,275	$-	$-	$-
Write off of payables for the sale of subsidiaries	$113,570	$-	$-	$-
Write off of investment in subsidiary for the sale of subsidiaries	$3,570,751	$-	$-	$-
Write off of foreign currency for the sale of subsidiaries	$17,752	$-	$-	$-
Write off of additional paid in capital for the sale of subsidiaries	$30,550	$-	$-	$-
Write off of retained earnings for the sale of subsidiaries	$3,739,344	$-	$-	$-

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

Recently issued pronouncements
In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS 141 “Business Combinations”. This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this statement on August 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on August 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2008, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, due to material errors relating to financial statement presentation issues for prior periods. Due to there material weaknesses, management devoted additional resources to resolving questions that arose in connection with the preparation of this report and, as a result, is confident that the financial statements presented in this report fairly present in all material respects our financial condition and results of operation.

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

Mr. Mehboob Charania was appointed as our Secretary and a director, on August 30, 2005, and has acted as the secretary, treasurer and chief financial officer of Hybrid Technologies since November 15, 2002. Since June 2001, Mr. Charania has been the owner and operator of Infusion Bistro, a restaurant located in Calgary, Alberta. From 1998 to 2001, he acted as a manager at IBM's Calgary office.

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

Code of Ethics

The Company has not adopted a Code of Ethis and plans to do so in the near future prior to commercial operations involving its lithium battery technology.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has received advances of $137,410 during 2008 from its chief executive and principal financial officer Ayaz Kassam. On April 15, 2008, in connection with the change in control of our company, Blue Diamond Investments, Inc. was assigned our debt in the amount of $4,321,358 due Hybrid Technologies. Blue Diamond made no advances to the Company in our fiscal year ended July 31, 2008.  At July 31, 2008, the Company owed Blue Diamond $4,321,358 (the amount assigned by Hybrid Technologies) and Ayaz Kassam $137,410, which Mr. Kassam had advanced during 2008. During 2008, the Company received $402,277 in advances from Hybrid Technologies and made repayments of $391,831 to Hybrid Technologies. During the year ended July 31, 2007 the Company received advances from Hybrid Technologies of $1,330,844, and made repayments of $561,923 to Hybrid Technologies.

License Agreement for Lithium Ion Battery Technology

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with Hybrid Technologies, Inc., (“Hybrid”), our controlling stockholder providing for the license to us of Hybrid’s patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).  Under the License Agreement, Hybrid has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Hybrid’s cost for lithium ion batteries purchased from us is our actual manufacturing costs for such batteries for our fiscal quarter in which Hybrid’s purchase takes place. We have agreed to invest a minimum of $1,500,000 in each of the next two years in development of the technology for the Licensed Products. Effective April 16, 2008, we will lease approximately 5,000 square feet of space (“Leased Space”) in Hybrid’s North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by Hybrid to us on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Hybrid also sold us for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field.

On April 18, 2008 Blue Diamond Investments Inc. (“Blue Diamond”), 51A Dean Street, Belize City, Belize, purchased of 80,000,000 shares of our common stock from EVI; following such purchase, Blue Diamond owned approximately 69% of our outstanding common stock and a majority of the voting power of our outstanding stock. The President and sold stockholder of Blue Diamond is Andrew Godfrey, whose address is 51A Dean Street, Belize City, Belize.  The consideration furnished by Blue Diamond was $215,000.The source of funds used by Blue Diamond to acquire control of the Company was from the corporate funds of Blue Diamond.

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

3.1a
Articles of Merger, effective May 12, 2008, providing for the merger of Superlattice Power, Inc., a wholly-owned subsidiary of the Company into the Company. (Incorporated herein by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K, filed with the Commission on October 29, 2008.)

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

10.5
License Agreement, dated April 14, 2008, between the Company and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.6
Stock Purchase Agreement, dated May 15, 2008, between the Company and Heritage Asset Management Inc.(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2008.)

31	Certification of Chief Executive Officer and Principal
Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERLATTICE POWER, INC.

By:	/s/ Ayaz Kassam
Chief Executive Officer and Principal Financial and Accounting Officer

Date: December 9, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Ayaz Kassam
Ayaz Kassam
(President, Chief Executive Officer and Director)
Date: December 9, 2009

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.