Form 10-Q
period 2010-01-31
Superlattice Power, Inc.
filed 2010-03-22
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 345,000,000 as of March 1, 2010.

SUPERLATTICE POWER, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION
ITEM I – Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of January 31, 2010 and July 31, 2009 (Unaudited)	3

Consolidated Statements of Operations for the Six and Three Months Ended January 31, 2010 and 2009 (Unaudited)	4

Consolidated Statement of Stockholders Deficiency (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2010 and 2009 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4T– Controls and Procedures.	17

PART II. OTHER INFORMATION

ITEM 6 - Exhibits	17

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

The results of operations for the six and three months ended January 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(UNAUDITED)

	January 31,	July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11	$191
Prepaid expenses	3,314	3,314
Total current assets	3,325	3,505

Property and equipment, net	135,241	141,261

	$138,566	$144,766

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$886,460	$654,810
Due to related parties	5,020,110	4,859,108
Total current liabilities	5,906,570	5,513,918

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 750,000,000 shares authorized, 345,000,000 issued and outstanding at January 31, 2010 and 115,000,000 at July 31, 2009, respectively	345,000	115,000
Additional paid-in-capital	(211,082)	18,918
Accumulated deficit	(5,901,922)	(5,503,070)
Total stockholders' deficiency	(5,768,004)	$(5,369,152)
	$138,566	$144,766

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED		August 1, 2008
	January 31,		January 31,		through
	2010	2009	2010	2009	January 31, 2010

Sales	$-		$-	$-	$-

Costs and expenses:
Cost of sales			-	-	-
General and administrative	72,047	235,333	32,056	80,576	277,451
Research and development	93,125	5,954	48,871	800	332,668
	165,172	241,287	80,927	81,376	610,119

Loss from operations	(165,172)	(241,287)	(80,927)	(81,376)	(610,119)

Other income (expense):		-		-
Interest expense	(233,680)	(217,844)	(119,348)	(108,922)	(687,180)
	(398,852)	(459,131)	(200,275)	(190,298)	(1,297,299)

Provision for (benefit from) income taxes	-	-		-	-

Net loss	$(398,852)	(459,131)	$(200,275)	$(190,298)	$(1,297,299)

Net loss per share - basic and diluted - continuing operations	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted - continuing operations	345,000,000	115,000,000	345,000,000	115,000,000	345,000,000

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par value	Capital	Deficit	Total
Balance July 31, 2008	115,000,000	$115,000	$(84,107)	$(4,604,623)	$(4,573,730)

Contribution of machinery & equipment	-	-	103,025	-	103,025

Net loss for the year ended July 31, 2009	-	-	-	(898,447)	(898,447)

Balance July 31, 2009	115,000,000	115,000	18,918	(5,503,070)	(5,369,152)

3:1 forward stock split	230,000,000	230,000	(230,000)	-	-

Net loss for the period ended January 31, 2010	-	-	-	(398,852)	(398,852)

Balance January 31, 2010	345,000,000	$345,000	$(211,082)	$(5,901,922)	$(5,768,004)

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

	6 MONTHS ENDED		August 1, 2008
	JANUARY 31,		through
	2010	2009	January 31, 2010

Cash Flows from Operating Activities
Net loss	$(398,852)	$(459,131)	$(1,297,300)
Items not affecting cash flows
Depreciation	6,020	10,556	18,402
Changes in operating assets and liabilities			-
Decrease in prepaid expenses			(3,314)
Increase in accounts payable and accrued expenses	231,650	251,290	722,201
Net cash used in operating activities	(161,182)	(197,285)	(560,011)

Cash Flows from Investing Activities
Purchase of property and equipment		(13,926)	(17,015)

Cash Flows from Financing Activities
Proceeds from majority shareholder			-
Advances from related parties	553,074	195,800	996,814
Payments to related parties	(392,072)		(435,472)
Net cash provided by financing activities	161,002	195,800	561,342

Net decrease in cash and cash equivalents	(180)	(15,411)	(15,684)

Cash and cash equivalents at beginning of period	191	15,695	15,695

Cash and cash equivalents at end of period	$11	$284	$11

Supplemental information:
Cash paid during the year for:
Interest paid			$-
Income taxes paid			$-
Non-cash transactions
Donated Equipment			$103,025

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

Note 1. Financial statement presentation

Superlattice Power, Inc. (the “Company” or “Superlattice Power”) (formerly Zingo, Inc.), following the sale as of May 15, 2008, of its VOIP telecommunications business, intends to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors Corp., (“LMC”), the Company’s former parent (EV Innovations, Inc.). Our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

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

Effective August 8, 2005, the Company entered into an Agreement and Plan of Reorganization, pursuant to which the Company agreed to acquire all of the outstanding shares of WhistlerTel, Inc., a Nevada corporation, which was a wholly owned subsidiary of LMC, formally EV Innovations, Inc. The transaction was completed on August 19, 2005 by the issuance of 80,000,000 shares of the Company's stock in exchange for all of the outstanding shares of WhistlerTel's common stock.

WhistlerTel, Inc. was organized in November, 2004. The Company offers telecommunication services to businesses which provide voice communication via the Internet. The system requires high speed broadband internet access.

On April 15, 2008, Li-ion Motors Corp. (formerly EV Innovations, Inc.). sold its controlling interest of the Company’s outstanding common stock to Blue Diamond Investments, Inc. With the sale of our VoIP telecommunications business, named Zingo Telecom, Inc., on May 15, 2008 we intend to concentrate efforts on further development of the lithium batteries technology licensed from LMC, the Company’s former parent.

Effective April 15, 2008, the Company entered into a license agreement with LMC providing for LMC’s license to the Company of their patent applications and technologies for rechargeable lithium ion batteries for hybrid vehicles and other applications (“licensed products”). Under the license agreement, LMC has the right to purchase their requirements of lithium ion batteries from the Company, and their requirements of lithium ion batteries shall be supplied by the Company in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers of the Company. LMC’s cost for lithium ion batteries shall be the Company’s actual manufacturing costs for such batteries for the fiscal quarter of the Company in which LMC's purchase takes place.

In connection with the license agreement, the Company has agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the license agreement in development of the technology for the licensed products. In the initial year under the license agreement, the Company invested approximately $314,517 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement. Li-ion Motors Corp. has advised the Company in a letter dated October 1, 2009, that it will not give notice of default against the Company for our failure to comply with this covenant in the first year of the term of the license agreement.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in LMC’s North Carolina facility. The leased space will be suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is leased on a month-to-month basis at a monthly rental of $2,625, the monthly rental to be escalated five (5%) percent annually. Also effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from LMC for the purchase price of $29,005.

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

On June 4, 2008, Holly Roseberry resigned as President of Superlattice Power, Inc. Ayaz Kassam is the new President and Chief Executive Officer and has been appointed as a director to fill a vacancy on the Board.

Basis of presentation
The Company’s financial statements for the six months ended January 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $0 revenue for the six months ended January 31, 2010, and there was a working capital deficit of approximately $5.9 million as of January 31, 2010. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

Cash and cash equivalents
Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash with original maturities of six months or less.

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

As of January 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the six months ended January 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of January 31, 2010.

Assets at fair value as of January 31, 2010 using
Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable
	Total	(Level 1)	(Level 2)	inputs (Level 3)
Cash and cash equivalents	$11	$11	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of January 31, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended January 31, 2010 and the Company did not have any financial liabilities as of January 31, 2010.

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
January 31, 2010

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

Advertising
Advertising costs are expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the six months ended January 31, 2010 and 2009 were approximately $65,827 and $235,333 respectively.

Shipping and handling
Shipping and handling costs associated with shipping equipment to customers are generally expensed and included in costs of sales for the telecommunications business.

Research and development
No set amount has been set aside for research and development (“R&D”) but all projects and purchases must be approved before being started or purchased. As of January 31, 2010, there have been expenses allocated to research and development. For the six months ending January 31, 2010, salaries, payroll taxes, and benefits amounted to approximately $93,125 in R&D, parts and supplies was approximately $0, and other R&D were approximately $0.

Recently issued pronouncements
During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company implemented this new guidance effective August 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share. In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share. The Company adopted this guidance effective August 1, 2009. This implementation did not have a material impact on prior periods presented.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

Note 2. Property and equipment

Property and equipment consist of:

	January 31,	July 31,
	2010	2009
Equipment	$44,255	$44,255
Idle equipment	87,200	87,200
Leasehold improvements	26,360	26,360
	157,815	157,815
Less accumulated depreciation	(22,574)	(16,554)
	$135,241	$141,261

Depreciation expense for the six months ended January 31, 2010 and 2009 was $6,020 and $12,382 respectively.

In January 2009, a private company provided Superlattice with equipment in exchange for Superlattice’s battery prototypes for testing and possibly for purchase of batteries from the Company. The equipment was received in the manufacturing facility, and was recorded at appraised value of $103,025.

Note 3. Related party transactions

The Company's principal financing source has been from its former parent, Li-ion Motors Corp. On April 15, 2008, Blue Diamond assumed LMC’s debt due from Superlattice. At January 31, 2010 and July 31, 2009 the Company owed Blue Diamond $4,321,358 and $4,321,358, respectfully. During the six months ended January31, 2010and year ended July 31, 2009 the Company received no funds and made no repayments, respectively. As of January 31, 2010 and July 31, 2009, the amount due to Blue Diamond was $4,321,358 and $4,321,358, respectively.

The Company received and repaid additional advances from Ayaz Kassam (chief executive and principal financial officer) for the six months ended January 31, 2010 and year ended July 31, 2009 in the amount of $370,457 and $81,400 for January 31, 2010 and $581,150 and $43,400, respectively for the year ended July 31, 2009. As of January 31, 2010 and July 31, 2009, the amount due to Ayaz Kassam was $826,807 and $537,750, respectively.

The Company received and repaid additional advances from SSRI (company that formulates the decisions process) for the six months ended January 31, 2010 and year ended July 31, 2009 in amounts of $19,400 and $9,700, respectively for October 2009, and $0 and $0, respectively for July 2009. As of January 31, 2010 and July 31, 2009, the amount due to SSRI was $9,700 and $0, respectively.

The Company received and repaid additional advances from Li-ion Motors Corp. (prior parent company) for the six months ended January 31, 2010 and year ended July 31, 2009 in the amounts of $163,217 and $300,972. As of January 31, 2010 and July 31, 2009, the amount due to Li-ion Motors Corp. was $137,755 and $0, respectively.

Without such funding, the Company could not continue in business because it does not have any revenue.

The advances from the parent company will accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The balance of the related party transactions is due within two weeks of request but does not bear interest. Interest for the six months ended January 31, 2010 and 2008 is $114,332 and $108,922, respectively. The related party transaction amounts are reported as a current liability in the balance sheet based on the terms of the agreement.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the six months ended January 31, 2010 and 2009.

	Six Months Ended		Three Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Continuing operations:

Basic and diluted EPS:

Net loss ascribed to common shareholders - basic and diluted	$(398,852)	$(459,131)	$(200,275)	$(190,298)
Weighted shares outstanding - basic and diluted	345,000,000	345,000,000	345,000,000	345,000,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share for the six months ended January 31, 2010 has been revised. This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the three-for-one forward stock split as discussed in Note 4.

The amounts previously reported for six months and three months ended January 31, 2009, were as follows:

	SIX MONTHS ENDED	THREE MONTHS ENDED
	January 31,	JANUARY 31,
	2009	2009
Continuing operations:
Basic and diluted loss per common share	$(0.00)	$(0.00)

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

Note 6. Going concern

The Company's financial statements are prepared based on the going concern principle. That principle anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company has incurred significant operating losses since inception. These operating losses have been funded by the issuance of capital and advances from related parties (the Company's former parent, Li-ion Motors Corp.). There are no guarantees that the Company will continue to be able to raise the funds necessary. Additionally, the lack of capital may limit the Company's ability to establish and maintain existing business and establish future viable business.

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

INTRODUCTION

We were incorporated on July 15, 2002 under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with Li-ion Motors on April 15, 2008, for the license of the development of their lithium battery technology, and on May 15, 2008 we sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology. To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008.

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

SIX MONTHS ENDED JANUARY 31, 2010 AS COMPARED WITH SIX MONTHS ENDED JANUARY 31, 2009

We incurred a net loss of $398,652 for the six months ended January 31, 2010, which included general and administrative costs of $72,047 and research and development expense of $93,125.

We had no sales for the six month period ended January 31, 2010. Our net loss for the six-month period ended January 31, 2010, decreased from the six-month period ended January 31, 2009 (from $459,131 for the prior period to $398,652 in 2010). This was primarily due to lower general and administrative costs of $72,047 in the six months ended January 31, 2010, as compared with $235,333 in the prior period, due in part to inclusion in the prior period of approximately $70,000 of research and development expense in general and administrative expense We incurred interest expense of $233,680 in 2010, as compared to $217,844 in the prior period. We incurred research and development costs of $93,125, as compared to $5,954 in the prior period, due to research and development costs of approximately $70,000 in 2009 having been included in general and administrative expense.

THREE MONTHS ENDED JANUARY 31, 2010 AS COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2009

We incurred a net loss of $200,275 for the three months ended January 31, 2010, which included general and administrative costs of $32,056 and research and development expense of $48,871.

We had no sales for the three month period ended January 31, 2010. Our net loss for the three-month period ended January 31, 2010, increased from the three-month period ended January 31, 2009 (from $190,298 for the prior period to $200,275 in 2010). This was primarily due to lower costs and expenses of $80,927 in the three months ended January 31, 2010, as compared with $81,376 in the prior period, as well as higher interest expense in the three months ended January 31, 2010 of $119,348 as compared with $108,922 in 2009.

PLAN OF OPERATION

Commercial Initiatives

We are developing rechargeable lithium ion batteries for power production for a variety of uses. We plan to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

License Agreement with Li-ion Motors Corp.

Effective April 15, 2008, we entered into a License Agreement (the “License Agreement”) with Li-ion Motors Corp. (formerly EV Innovations, Inc.), our former controlling stockholder, providing for Li-ion Motors’ license to us of Li-ion Motors’ patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, Li-ion Motors has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Li-ion Motors’ cost for lithium ion batteries purchased from us will be our actual manufacturing costs for such batteries for our fiscal quarter in which Li-ion Motors’ purchase takes place.

Under Section 2.2 of the License Agreement, we have agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement. Li-ion Motors has advised us in a letter dated October 1, 2009, that it will not give notice of default against us for our failure to comply with this covenant in the first year of the term of the License Agreement.

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space (“Leased Space”) in Li-ion Motors’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement. The Leased Space is leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $2,500, the monthly rental to be escalated five (5%) percent annually (currently $2,625). Effective April 16, 2008, Li-ion Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed intellectual property.

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

5.2         Liquidity and Capital Resources

As of January 31, 2010, we had cash on hand of $11. Our liabilities at January 31, 2010 totaled $5,906,570, as compared with $5,513,918 at July 31, 2009; and our property plant and equipment net decreased to $135,241 at January 31, 2010, as compared with $141,261 at July 31, 2009.

At January 31, 2010, we had a working capital deficiency of $5,903,245 and a stockholders deficit of $5,768,004.

We used net cash in operating activities of $161,282 in the six months ended January 31, 2010, as compared with $197,285 in the comparable period in 2009, and cash flow used in investing activities for the purchase of property, plant and equipment was $13,926 in 2009, as compared with $-0- in 2010. Cash flow provided by investing activities in 2009, included $13,092 for the purchase of property, plant and equipment.

In the six months ended January 31, 2010, we had received approximately $161,002 in net advances from related parties, giving effect to payments to related parties of $392,072, as compared with advances from related parties of $195,800 in 2009.

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

CRITICAL ACCOUNTING POLICIES

Recently issued pronouncements

Recently issued pronouncements

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company implemented this new guidance effective August 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share. In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share. The Company adopted this guidance effective August 1, 2009. This implementation did not have a material impact on prior periods presented.

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

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
Dated: March 22, 2010