Form 10-Q
period 2010-04-30
Superlattice Power, Inc.
filed 2010-06-03
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 345,000,000 as of June 1, 2010.

SUPERLATTICE POWER, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION	2
ITEM I - Financial Statements

Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009 (Unaudited)	3

Consolidated Statements of Operations for the Nine and Three Months Ended April 30, 2010 and 2009 (Unaudited)	4

Consolidated Statement of Stockholders Deficiency (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2010 and 2009 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4T– Controls and Procedures.	17

PART II. OTHER INFORMATION	17

ITEM 6 - Exhibits

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

The results of operations for the nine and three months ended April 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(UNAUDITED)

	April 30,	July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$83	$191
Accounts receivable, net of allowance for doubtful accounts of $0 and $161,816	-	-
Prepaid expenses	3,314	3,314
Total current assets	3,397	3,505

Property and equipment, net	132,231	141,261

	$135,628	$144,766

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,007,516	$654,810
Due to related parties	5,087,134	4,859,108
Total current liabilities	6,094,650	5,513,918

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 750,000,000 shares authorized, 345,000,000 issued and outstanding at April 30, 2010 and 115,000,000 at July 31, 2009, respectively	345,000	115,000
Additional paid-in-capital	(211,082)	18,918
Accumulated deficit	(6,092,940)	(5,503,070)
Total stockholders' deficiency	(5,959,022)	$(5,369,152)
	$135,628	$144,766

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED		August 1, 2008
	April 30,		April 30,		through
	2010	2009	2010	2009	April 30, 2010

Sales	$-	$-	$-	$-	$-

Costs and expenses:
General and administrative	103,972	174,787	38,145	36,544	318,830
Research and development	134,648	156,234	35,303	53,190	364,737
	238,620	331,021	73,448	89,734	683,568

Loss from operations	(238,620)	(331,021)	(73,448)	(89,734)	(683,568)

Other income (expense):
Interest income	-	-	-	-	-
Interest expense	(351,250)	(335,257)	(117,570)	(117,413)	(804,749)

Net loss before provision for (benefit from) income taxes	(589,870)	(666,278)	(191,018)	(207,147)	(1,488,317)

Provision for (benefit from) income taxes	-	-		-	-

Net loss	$(589,870)	(666,278)	$(191,018)	$(207,147)	$(1,488,317)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding - basic and diluted	345,000,000	115,000,000	345,000,000	115,000,000	345,000,000

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par value	Capital	Deficit	Total
Balance August 1, 2008	115,000,000	$115,000	$(84,107)	$(4,604,623)	$(4,573,730)

Contribution of machinery & equipment	-	-	103,025	-	103,025

Net loss for the year ended July 31, 2009	-	-	-	(898,447)	(898,447)

Balance July 31, 2009	115,000,000	115,000	18,918	(5,503,070)	(5,369,152)

3:1 forward stock split	230,000,000	230,000	(230,000)	-	-

Net loss for the period ended April 30, 2010	-	-	-	(589,870)	(589,870)

Balance April 30, 2010	345,000,000	$345,000	$(211,082)	$(6,092,940)	$(5,959,022)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED		August 1, 2008
	April 30, 2010		through
	2010	2009	April 30, 2010

Cash Flows from Operating Activities
Net loss	(589,870)	(666,278)	$(1,488,317)
Items not affecting cash flows
Depreciation	9,030	19,336	21,412
Changes in operating assets and liabilities
(Decrease) in prepaid expenses	-		(3,314)
Increase in accounts payable and accrued expenses	352,706	376,313	843,255
Net cash used in operating activities	(228,134)	(270,629)	(626,964)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(16,059)	(17,015)
Net cash used in investing activities	-	(16,059)	(17,015)

Cash Flows from Financing Activities
Advances from related parties	1,280,207	252,740	1,733,647
Payments to related parties	(1,052,181)	-	(1,105,281)
Proceeds from debt	-	19,060
Net cash provided by financing activities	228,026	271,800	628,366

Net increase (decrease) in cash and cash equivalents	(108)	(14,888)	(15,612)

Cash and cash equivalents at beginning of period	191	15,695	15,695

Cash and cash equivalents at end of period	$83	$807	$83

Supplemental information:
Cash paid during the year for:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions
Donated Equipment	$-	$103,025	$103,025

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPERLATTICE POWER, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

Note 1. Financial statement presentation

Superlattice Power, Inc. (the “Company” or “Superlattice Power”) (formerly Zingo, Inc.), following  the sale as of May 15, 2008, of its VOIP telecommunications business, intends to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors Corp., (“LMC”), the Company’s former parent (EV Innovations, Inc.).  For the year ended July 31, 2009, our auditors have expressed substantial doubt concerning our ability to continue as a going concern.

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

WhistlerTel, Inc. was organized in November, 2004.  The Company offered telecommunication services to businesses and individuals providing voice communication via the Internet.  The system required high speed broadband internet access.

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

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

In connection with the license agreement, the Company has agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the license agreement in development of the technology for the licensed products. In the initial year under the license agreement, the Company invested approximately $314,517 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Li-ion Motors Corp. has advised the Company in a letter dated October 1, 2009, that it will not give notice of default against the Company for our failure to comply with this covenant in the first year of the term of the license agreement.   Li-ion Motors Corp. has further agreed and advised the Company that they will not give notice of default against the Company for failure to comply with this covenant in the second year of the term of the license ending April 15, 2010.

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

Basis of presentation
The Company’s financial statements for the nine months ended April 30, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had $0 revenue for the nine months ended April 30, 2010; and there was a working capital deficit of approximately $5.9 million as of April 30, 2010. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company’s business is subject to most of the risks inherent in the establishment of a new business enterprise. The likelihood of success for the Company must be considered in light of the expenses, difficulties, delays and unanticipated challenges encountered in connection with the current economic downturn, formation of a new business, raising operating and development capital, and the marketing of a new product.  There is no assurance the Company will ultimately achieve a profitable level of operations.

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

On July 1, 2009, the Financial Accounting Standards Board ("FASB") established Accounting Standards Codification ("ASC") as the primary source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

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

Fair value of  measurements

The Company adopted ASC 820, "Fair Value Measurements and Disclosures" on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

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

As of April 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the nine months ended April 30, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of April 30, 2010.

Assets at fair value as of April 30, 2010 using
Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable
	Total	(Level 1)	(Level 2)	inputs (Level 3)
Cash and cash equivalents	$83	$83	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of April 30, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended April 30, 2010 and the Company did not have any financial liabilities as of April 30, 2010.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

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

Advertising
Advertising costs are expensed and are included in selling, general and administrative expenses.  Total advertising expenditures for the nine months ended April 30, 2010 and 2009 were approximately $0 and $49,999.00 respectively.

Research and development
No set amount has been set aside for research and development (“R&D”) but all projects and purchases must be approved before being started or purchased.  As of April 30, 2010, there have been expenses allocated to research and development. For the nine months ending April 30, 2010, salaries, payroll taxes, and benefits amounted to approximately $134,648 in R&D, parts and supplies was approximately $0, and other R&D were approximately $0.

Recently issued pronouncements
During 2009, the Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective August 1, 2009.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

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
The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

Note 2. Property and equipment

Property and equipment consist of:

	April 30,	July 31,
	2010	2009
Equipment	$44,255	$44,255
Idle equipment	87,200	87,200
Leasehold improvements	26,360	26,360
	157,815	157,815
Less accumulated depreciation	(25,584)	(16,554)
	$132,231	$141,261

Depreciation expense for the nine months ended April 30, 2010 and 2009 was $9,030 and $19,336 respectively.

In January 2009, a private company provided Superlattice with equipment in exchange for Superlattice’s battery prototypes for testing and possibly for purchase of batteries from the Company. The equipment was received in the manufacturing facility, and was recorded at appraised value of $103,025.

Note 3.  Related party transactions

The Company's principal financing source has been from its former parent, Li-ion Motors Corp.,. On April 15, 2008, Blue Diamond assumed LMC’s debt due from Superlattice.  At April 30, 2010 and July 31, 2009 the Company owed Blue Diamond $4,321,358 and $4,321,358, respectfully. During the nine months ended April 30, 2010 and year ended July 31, 2009 the Company received no funds and made no repayments, respectively. As of April 30, 2010 and July 31, 2009, the amount due to Blue Diamond was $4,321,358 and $4,321,358, respectively.

The Company received and repaid additional advances from Ayaz Kassam (chief executive and principal financial officer) for the nine months ended April 30, 2010 and year ended July 31, 2009. The Company received in the amount of $514,003 and $443,740 respectfully.  The Company repaid $610,400 and $43,400, respectively.  As of April 30, 2010 and July 31, 2009, the amount due to Ayaz Kassam was $441,353 and $537,750, respectively.

The Company received and repaid additional advances from SSRI (a business consulting firm to the Company) for the nine months ended April 30, 2010 and year ended July 31, 2009 in amounts of $19,400 and $0, respectively for April 30, 2010, and $9,700 and $0, respectively for July 2009. As of April 30, 2010 and July 31, 2009, the amount due to SSRI was $9,700 and $0, respectively.

The Company received and repaid additional advances from Li-ion Motors Corp. (prior parent company) for the nine months ended April 30, 2010 and year ended July 31, 2009 in amounts of $756,504 and $0 received respectfully, repaid $441,781 and $0 respectfully.  As of April 30, 2010 and July 31, 2009, the amount due to Li-ion Motors Corp. was $314,723 and $0, respectively.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

Without such funding, the Company could not continue in business because it does not have any revenue.
The advances from the parent company will accrue interest at a rate of 10% annually until the obligation has been paid in full. No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture. The balance of the related party transactions is due within two weeks of the parties request but does not bear interest. Interest for the nine months ended April 30, 2010 and 2009 is $0 and $0, respectively. The related party transaction amounts are reported as a current liability in the balance sheet based on the terms of the agreement.

Note 4. Common stock

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the nine months ended April 30, 2010 and 2009.

	Nine Months Ended		Three Months Ended
	January 31,		April 30,
	2010	2009	2010	2009
Basic and diluted EPS:

Net loss ascribed to common shareholders - basic and diluted	$(398,852)	$(459,131)	$(200,275)	$(190,298)
Weighted shares outstanding - basic and diluted	345,000,000	345,000,000	345,000,000	345,000,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share for the nine months ended April 30, 2009 has been revised.  This revision was immaterial to the Company’s consolidated results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the three-for-one forward stock split as discussed in Note 4.

Superlattice Power, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

The amounts previously reported for nine months and three months ended April 30, 2009, were as follows:
	NINE MONTHS ENDED	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2009	2009

Basic and diluted loss per common share	$(0.00)	$(0.00)

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

Note 7.  Subsequent Events
The Company received on May 10, 2010 a Submission of Resignation Letter from Dr. Surajit Sengupta, Director, Battery Division. Dr Sengupta left for personal advancement on May 21, 2010.  Dr. Vishal Mahajan, who has worked closely with Dr. Sengupta will oversee the battery development .

Subsequent events have been reviewed through June 2, 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Resultsof Operations

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

NINE MONTHS ENDED APRIL 30, 2010 AS COMPARED WITH NINE MONTHS ENDED APRIL 30, 2009

We incurred a net loss of $589,870 for the nine months ended April 30, 2010, which included general and administrative costs of $103,972 and research and development expense of $134,648.

We had no sales for the nine month period ended April 30, 2010. Our net loss for the nine-month period ended April 30, 2010, decreased from the nine-month period ended April 30, 2009 (from $666,278 for the prior period to $598,870 in 2010). This was primarily due to lower general and administrative costs of $103,972 in the nine months ended April 30, 2010, as compared with $174,787 in the prior period, and lower research and development costs of $134,648 in 2010, as compared to $156,234 in the prior period.

THREE MONTHS ENDED APRIL 30, 2010 AS COMPARED WITH THREE MONTHS ENDED APRIL 30, 2009

We incurred a net loss of $191,098 for the three months ended April 30, 2010, which included general and administrative costs of $38,145 and research and development expense of $35,303.

We had no sales for the three month period ended April 30, 2010. Our net loss for the three-month period ended April 30, 2010, decreased from the three-month period ended April 30, 2009 (from $207,147 for the prior period to $191,018 in 2010). This was primarily due to lower research and development expense of $35,303 in the three months ended April 30, 2010, as compared with $53,190 in the prior period and higher general and administrative expense of $38,145 in 2010 as compared with $36,544 in 2009. Interest expense of $117,570 incurred in 2010 was comparable to interest expense incurred of $117,413 in 2009.

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

Liquidity and Capital Resources

As of April 30, 2010, we had cash on hand of $83.  Our liabilities at April 30, 2010 totaled $6,094,650, as compared with $5,513,918 at July 31, 2009; and our property plant and equipment net decreased to $132,231 at April 30, 2010, as compared with $141,261 at July 31, 2009.

At April 30, 2010, we had a working  capital  deficiency of $6,091,253 and a stockholders deficit of $5,959,022.

We used net cash in operating activities of $228,134 in the nine months ended April 30, 2010, as compared with $270,629 in the comparable period in 2009, and cash flow used in investing activities for the purchase of property, plant and equipment was $16,059 in 2009, as compared with $-0- in 2010. Cash flow provided by investing activities in 2009, included $16,059 for the purchase of property, plant and equipment.

In the nine months ended April 30, 2010, we had received approximately $228,026 in net advances from related parties, giving effect to payments to related parties of $1,052,181, as compared with advances from related parties of $252,740 and proceeds of debt of $19,060 in 2009.

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

CRITICAL ACCOUNTING POLICIES

Recently issued pronouncements

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company implemented this new guidance effective August 1, 2009.

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

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

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

PART II- OTHER INFORMATION
ITEM 5. Other Information.

On November 2, 2009, Stacey Fling resigned as a director of our Company. Ayaz Kassam, our Chief Executive Officer, has been since that date the sole director of the Company.

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
Dated: June 2, 2010