Form 10-K/A
period 2009-07-31
Superlattice Power, Inc.
filed 2010-06-08
CIK 1230524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended:  July 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐  No ☒

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

Number of shares of Common Stock outstanding as of October 19, 2009: 345,000,000.

Documents incorporated by reference:  None

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION (THE “COMMISSION”) OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED JULY 31, 2009 (THE “2009 FORM 10-K”).  THIS AMENDMENT NO. 1 AMENDS THE 18 U.S.C. SECTION 1350 CERTIFICATION OF THE COMPANY’S CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER TO CONFORM THE CERTIFICATION TO THE FORMAT REQUIRED BY THE COMMISSION UNDER ITS RULES AND REGULATIONS. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2009 FORM 10-K AS OF OCTOBER 22, 2009, THE DATE ON WHICH THE 2009 10-K WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES.  THIS AMENDMENT HAS BEEN SIGNED BY THE COMPANY’S CHIEF EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER AND SOLE DIRECTOR.

Item 15. Exhibits and Financial Statement Schedules

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

3.1b
Certificate of Change, effective October 19, 2009, providing for a 3-for-1 stock split and increase in authorized common stock. (Incorporated by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009.)

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

10.7
EV Innovations, Inc. letter to the Company, dated October 1, 2009, waiving default under April 14, 2008 License Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009.)

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
Date: June 8, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Ayaz Kassam

Ayaz Kassam
(President, Chief Executive Officer and Director)
Date: June 8, 2010

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.