Form 10-K
period 2010-07-31
Superlattice Power, Inc.
filed 2010-10-29
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50693
_______________________

(Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	90-0314205 (I.R.S. Employer Identification No.)

420 N. Nellis Blvd., Suite A3-146, Las Vegas, Nevada (Address of Principal Executive Offices)	89110 (Zip Code)

(702) 425-7376
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par value $0..001per share
_______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2010 was $4,725,000, based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 28, 2010, there were 345,000,000 shares of common stock outstanding.

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This  Annual  Report  contains   historical   information  as  well  as forward-looking  statements.  Statements looking forward in time are included in this  Annual  Report  pursuant  to the safe  harbor  provisions  of the  Private Securities  Litigation  Reform Act of 1995.  Such  statements  involve known and unknown  risks and  uncertainties  that may cause our  actual  results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important  factors  described elsewhere in this Form 10-K, the following forward looking  statements,  among others,  sometimes  have  affected,  and in the future could affect,  our actual results and could cause our actual consolidated results during  2010 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Background

We were incorporated on July 15, 2002 under the laws of the State of Nevada under the name Titan Web Solutions, Inc.  On August 18, 2003, we changed our name to Javakingcoffee, Inc., and were engaged in the business of offering a full range of business consulting services to retailers in the specialty coffee industry in China until August 2005.  On July 15, 2005, we changed our name to Zingo, Inc., in connection with the acquisition of all of the outstanding shares of Whistlertel, Inc., a  telecommunications company and wholly-owned subsidiary of Li-ion Motors, Corp.   (“Li-ion”) in exchange for the issuance of 80,000,000 shares (split-adjusted) of our common stock, or 69.56% of our outstanding common stock following such issuance.

On August 17, 2007, our Board of Directors approved the change in our fiscal year from the calendar year to a fiscal year ending on July 31.

We sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008. To reflect our planned new business under a license agreement with Li-ion, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008. We commenced operations in our current technology business by entering into a license agreement with Li-ion Motors on April 15, 2008, for the license of the technology related to the development of their lithium battery technology. The agreement was modified on May 25, 2010 to clarify that Li-ion was entitled to sell or grant other licenses and the Company had an exclusive license for the United States of America.

A three-for-one forward split in our common stock was effective on October 19, 2009..The forward split changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000

The mailing address for our executive office is 420 N Nellis Blvd., Suite A3-146 Las Vegas, Nevada 89110. We share lithium battery developmental space with Li-ion in North Carolina. The telephone number of our principal executive office is (702) 425-7376.

Liquidity and Capital Resources

As of July 31, 2010, we had cash on hand of $158. During the year ended July 31, 2010, we  incurred a net loss of $796,949. On July 31, 2010, we had a working  capital  deficiency of  $6,238,820 and a stockholders' deficit of $6,166,101.

We had 345,000,000 shares of common stock issued and outstanding as of October 28, 2010  Our common  stock is quoted on the OTC  Bulletin  Board and the OTCQB of the Pink OTC Markets.

General

We are planning to develop safe rechargeable battery systems for varied applications ranging from portable electronics to onboard energy storage in EVs. Lithium ion batteries are rechargeable and composed of cathode, anode, separator and electrolytes.  In 1990, Sony (Japan) introduced the lithium ion battery  and used an expensive cathode material, which was also unsafe. We are taking steps to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

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

Our goal is to continually improve our proprietary semi-solid synthesis process for the development of lithium ion rechargeable battery technologies to meet the growing needs for a less expensive, high-energy density, extended life and fast recharging battery while considering safety as a major concern.

We plan to use a proprietary superlattice cathode material and its technically advanced synthesis process. Our other technical expertise includes Battery Management Systems (“BMS”) and a high current rate battery charger. A typical battery pack will consist of a number of lithium ion cells and a BMS.

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

Sources and Availability of Raw Materials

We would use raw materials from several manufacturers in the United States, such as Alfa Aesar, Pred Chemicals, TIMCAL and Ferro Corporation. We use different types of lithium, manganese, cobalt, nickel and titanium salts, electrolytes, copper and aluminum foil which are available in large scale.

License Agreement with Li-ion Motors Corp.

Effective April 15, 2008, we entered into a License Agreement (“License Agreement”) with Li-ion Motors providing for Li-ion Motors’ license to us of Li-ion Motors patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, Li-ion Motors has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Li-ion Motors’ cost for lithium ion batteries purchased from us is our actual manufacturing costs for such batteries for our fiscal quarter in which Li-ion Motors purchase takes place.

On May 25, 2010 our agreement was amended to provide that we have exclusive license rights for the United States and Li-ion Motors may grant other companies rights elsewhere around the world.

We have agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Li-ion Motors has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement As of fiscal year ended July 31 2010, we are still not in compliance under this covenant.

Effective April 16, 2008, we lease approximately 5,000 square feet of space (“Leased Space”) in Li-ion Motors’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space, is leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $2,756, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Li-ion Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

Competition

Our proposed lithium battery development operations face substantial competition from other companies which have significantly greater financial resources than we do.  At this time the lithium ion battery market is controlled by Asian manufacturers, and the Company is not aware of any volume battery manufacturer in the United States.  LIB manufacturing moved out from USA in earlier days citing the complicated and costly manufacturing process.

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

Employees

As of the date of this report, we have one employee.  We hire consultants as necessary. With the resignation of two research employees we are actively searching for competent chemists and engineers to oversee our proposed battery development and battery management systems.

Research and Development Expenditures

We incurred $239,543 of research and development expenditures in the year ended July 31, 2009, and $169,204 of such expenditures in the year ended July 31, 2010.

 Patents and Trademarks

We have licensed patents and provisional patent applications involving rechargeable battery cathode material and battery management systems from Li-ion Motors.  We have acquired a U.S. patent for technology involving varied current and voltage rating battery packs. These patent rights enable us to customize and commercialize the battery packs inside electric vehicles according to the customer’s power requirements. This technology also gives us the ability to select a parallel or series combination of cells to produce a battery pack.

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

We do not have sufficient revenues to sustain our operations.

We have not had sufficient revenues  from our operations to operate without substantial loans from our former major stockholder,  As of July 31, 2010, we had a minimum amount of cash on hand.  During our fiscal year ended July 31, 2010, we incurred a net loss of $796,949; a working  capital  deficiency of  $6,238,820;and a  stockholders' deficit of $6,166,101. We expect that we will continue to incur operating losses in the future in connection with the development of our lithium battery technology.  Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

If we do not obtain additional financing, our business will fail.

Our current  operating  funds are less than  necessary  for  commercialization  of  our products,  and therefore, we will need to obtain  additional  financing  in order to complete our business plan.  We do not currently have any arrangements for financing and we may not be able to find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our management has limited experience in development and production of lithium ion batteries and with negotiating commercial arrangements for such products.

Our management has limited experience in development, production, commercialization of and negotiating licenses and joint ventures to commercialize the lithium ion batteries we are developing. As a result of this inexperience, there is a high  risk we may be unable to  complete  our  business  plan and successfully commercialize our lithium ion battery products, if we succeed in developing such products. Because of the intense competition for our planned products,  there is substantial risk that we will not  successfully commercialize these products. Both senior chemist and engineers have left the company leaving us with our sole officer/ director and one employee. If we do not hire qualified personnel we will not be able to complete our business plan.

Our planned lithium ion battery business is subject to substantial risks.

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

Lithium ion batters, if not properly managed, may pose a fire hazard.

We will have to develop batteries and battery management systems that eliminate the risk of fire from use of lithium ion batteries as a power source.  If we are not able to develop such systems, our business will not develop as planned.  If our battery management systems fail, we could be liable to those who are harmed as a result of such failure.

Our products are subject to extensive federal, state and local safety environmental and other government regulations that may require us to incur expenses, modify product offerings or cease all operations of our business in order to maintain compliance with the actions of the regulators.

The Company’s business and facilities  are also subject to regulation under various federal, state and local regulations relating to the sale of its products, operations, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. Failure to comply with any of these regulations in the operation of the business could subject the Company to administrative or legal action resulting in fines or other monetary penalties or require the Company to change or cease business.

A significant adverse determination in any material product liability claims against the company could adversely affect our operating resulting or financial condition.

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

We have been the subject of a going concern opinion from our independent auditors, which means that we may not be able to continue operations unless we obtain additional funding.

Our independent  auditors have added an explanatory  paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain.

Because our stock is deemed a “penny stock”, you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission (“SEC”). The penny stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny stock transactions. As a result, there is generally less trading in penny stocks and you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate. Under applicable regulations, our common stock will generally remain a penny stock until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (that is, total assets less intangible assets and liabilities) in excess of $2,000,000, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the thresholds in the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our mailing address is 420 N. Nellis Blvd., Suite A3-146, Las Vegas, Nevada 89110, for which we pay $11.00 per month, on a month to month basis.

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $2,756, the monthly rental to be escalated five (5%) percent annually.

Item 3. Legal Proceedings.

None.

Item 4. [Removed and Reserved.]

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of July 2010, there were approximately 11  record owners of the Company's Common Stock. The Company's Common Stock is quoted on the National Association of Securities Dealers OTCBB Bulletin Board under the symbol “SLPO.OB”. Our Common Stock is also quoted on the Pink OTC Markets OTCQB market.

Period	High*	Low*
August 1, 20007 to October 31, 2007	$0.83	$0.21
November 1, 2007 to January 31, 2008	$0.20	$0.10
February 1, 2008 to April 30, 2008	$0.15	$0.12
May 1, 2008 to July 31, 2008	$0.84	$0.11

August 1, 2008 to October 31, 2008	$0.69	$0.27
November 1, 2008 to January 31, 2009	$0.20	$0.05
February 1, 2009 to April 30, 2009	$0.22	$0.05
May 1, 2009 to July 31, 2009	$0.15	$0.26

August 1, 2009 to October 31, 2009	$0.76	$0.13
November 1, 2009 to January 31, 2010	$0.18	$0.03
February 1, 2010 to April 30, 2010	$0.06	$0.03
May 1, 2010 to July 31, 2010	$0.05	$0.01
_______________________
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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis or  of Financial Conditions and Results of Operations.

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

A three-for-one forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, for the forward split changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000.

Results Of Operations for the Year Ended July 31, 2010

We incurred a net loss of $796,949  in the year ended July 31, 2010, which included general and administrative costs of $216,789.

2010 Compared to 2009

Our net loss for the year ended July 31, 2010 decreased to $796,949 from $898,447 for the same period ending July 31, 2009.

Plan of Operations

Commercial Initiatives

We are developing rechargeable lithium ion batteries for power production for a variety of uses.  We plan to pioneer  a superlattice cathode material for the use in lithium ion rechargeable batteries.

License Agreement with Li-Ion Motors

Effective April 15, 2008, we entered into a License Agreement with Li-ion Motors, our former controlling stockholder, providing for Li-ion Motors’ license to us of their patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications.

Under the License Agreement, Li-ion Motors has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Li-ion Motors cost for lithium ion batteries purchased from us will be our actual manufacturing costs for such batteries for our fiscal quarter in which Li-ion Motors’ purchase takes place. On May 25, 2010 the Agreement was amended limiting us to only the United States with Li-ion Motors able to grant other licenses to companies in other parts of the world.

Under Section 2.2 of the License Agreement, we have agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement.  Li-ion Motors has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement.

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $2,756, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Li-ion Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed intellectual property.

Sale of our Telecom Subsidiaries

At a closing held on May 15, 2008, we sold for $215,000 the 80,000 outstanding shares of common stock, constituting 100% of the outstanding stock, of our subsidiary Zingo Telecom, Inc.  In addition, at the closing, we assigned and transferred all receivables or debt obligations of Zingo Telecom owing to or held by us at the closing date, and all outstanding shares of M/S Zingo Bpo Services Pvt. Ltd., our subsidiary incorporated in India.

5.2   Liquidity and Capital Resources

As of July 31, 2010, we had cash on hand of $158 and liabilities of $6,238,978, as compared with $5,513,918 at July 31, 2009; and our property plant and equipment decreased to $72,719 at July 31, 2010, as compared with $141,261 for 2009. Accounts payable and accrued expenses increased at July 31, 2010, to $1,076,413 as compared with $654,810 at July 31, 2009, and notes payable increased to $841,207 at July 31, 2010, as compared to $0 for 2009.

At July 31, 2010, we had a working capital  deficiency of $6,238,820 and a stockholders' deficit of $6,166,101.

We used net cash in operating activities of $303,489 in the year ended July 31, 2010, as compared with $398,829 in the comparable period in 2009, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 in 2010, as compared with $17,015 cash flows provided by investing activities in 2009.

In the year ended July 31, 2010, we received $533,403  in advances from a related party, giving effect to payments to the  related party of $1,071,153, as compared with net advances from related parties of $443,740 in 2009, giving effect to payments to related parties of $43,400.

During the year ended July 31, 2010 we received $1,282,988 from the proceeds of issuing a promissory note to Li-ion Motors Corp. and repaid $441,781, with a net effect of $841,207.

Since our  incorporation,  we have  financed  our  operations  almost exclusively through advances from our controlling shareholders. We expect to finance operations through the sale of equity or other investments for the foreseeable  future, as we do not receive  significant  revenue  from our new business  operations.  There  is no  guarantee  that we will  be  successful  in arranging financing on acceptable terms.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk – The raw materials for manufacturing our batteries could be affected by changes in the commodities markets, and if we commence manufacturing our own lithium ion batteries, we could be subject to this risk.

Item 8. Financial Statements and Supplementary Data.

SUPERLATTICE POWER, INC.

FINANCIAL STATEMENTS

July 31, 2010

SUPERLATTICE POWER, INC.

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superlattice Power, Inc.
Las Vegas, NV

We have audited the accompanying balance sheet of Superlattice Power, Inc. (collectively, the “Company”) (a development stage enterprise) as of July 31, 2010, and the related statements of operations, stockholders' deficiency and cash flows for the year ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Superlattice Power, Inc. as of July 31, 2009, were audited by other auditors whose report, dated October 14, 2009, expressed an unqualified opinion on those statements.

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

In our opinion, the 2010 financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $738,816 for the year ending July 31, 2010.  As of July 31, 2010, current liabilities exceeded current assets by $6.1 million and has an accumulated deficit of $6.1 million.  These factors, and others discussed in Notes 1 and 10, raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/Madsen & Associates, CPAs Inc.

October 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superlattice Power, Inc.
Las Vegas, NV

We have audited the accompanying balance sheet of Superlattice Power, Inc. and Subsidiaries (collectively, the “Company”) (a development stage enterprise) as of July 31, 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $898,447 for the year ending July 31, 2009.  As of July 31, 2009, current liabilities exceeded current assets by $5.5 million and has an accumulated deficit of $5.4 million.  These factors, and others discussed in Notes 1 and 10, raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/Wiener, Goodman & Company, P.C.
Eatontown, New Jersey
October 14, 2009

Superlattice Power, Inc.
(A Development Stage Company)
Balance Sheets

	July 31,
	2010	2009
Assets

Current assets:

Cash and cash equivalents	$158	$191
Prepaid expenses and other current assets	-	3,314
Total current assets	158	3,505
Property and equipment, net	72,719	141,261
Total assets	$72,877	$144,766

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$1,076,413	$654,810
Notes payable	841,207	-
Due to related parties	4,321,358	4,859,108
Total current liabilities	6,238,978	5,513,918

Commitments and contingencies		-

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 750,000,000 shares authorized, 345,000,000 issued and outstanding at July 31, 2010 and 115,000,000 at July 31, 2009 respectively	345,000	115,000
Additional paid-in capital	(211,082)	18,918
Accumulated deficit	(6,300,019)	(5,503,070)
Stockholders' deficiency	(6,166,101)	(5,369,151)
Total liabilities and stockholders' deficiency	$72,877	$144,766

See accompanying notes to financial statements

Superlattice Power, Inc.
(A Development Stage Company)
Statements of Operations

	For the Year Ended		For the Period
	July 31,		August 1, 2008
	2010	2009	- July 31, 2010
Net sales	$-	$-	$-

Operating expenses:
General and administrative	216,789	205,404	422,193
Research and development	169,204	239,543	408,747
Loss from continuing operations	(385,993)	(444,947)	(830,940)
Other expenses/(income)
Interest expense	(410,956)	(453,500)	(864,456)
Net loss before provision for (benefit from) income taxes	(796,949)	(898,447)	(1,695,396)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(796,949)	$(898,447)	$(1,695,396)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	345,000,000	345,000,000

See accompanying notes to financial statements

Superlattice Power, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended		For the Period
	July 31,		August 1, 2008
	2010	2009	- July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,949)	$(898,447)	$(1,695,396)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	68,542	12,382	80,924
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	3,314	(3,314)	-
Accounts payable and accrued expenses	421,603	490,550	912,153
Net cash used in operating activities	(303,490)	(398,829)	(702,319)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(17,015)	(17,015)
Net cash utilized in investing activities	-	(17,015)	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,282,988	-	1,282,988
Advances from related parties	533,403	443,740	977,143
Payments for debt	(441,781)	-	(441,781)
Payments to related parties	(1,071,153)	(43,400)	(1,114,553)
Net cash provided by financing activities	303,457	400,340	703,797
CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(33)	(15,504)	(15,537)
Cash and cash equivalents at beginning of year	191	15,695	15,695
Cash and cash equivalents at end of year	$158	$191	$158

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Donated equipment	$-	$103,025	$103,025

See accompanying notes to financial statements

Superlattice Power, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Years Ended As Noted

		Common
	Number of	Shares $0.001	Additional paid	Accumulated
	Common Shares	Par Value	in capital	Deficit	Total

Balance - August 1, 2008	115,000,000	$115,000	$(84,107)	$(4,604,623)	$(4,573,730)
Contribution of machinery & equipment	-	-	103,025	-	103,025
Net Loss	-	-	-	(898,447)	(898,447)
Balance - July 31, 2009	115,000,000	115,000	18,918	(5,503,070)	(5,369,152)
Three-for-one stock split	230,000,000	230,000	(230,000)	-	-
Net Loss	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	345,000,000	$345,000	$(211,082)	$(6,300,019)	$(6,166,101)

See accompanying notes to financial statements

SUPERLATICE POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

Note 1. Financial Statement Presentation

Superlattice Power, Inc. (the “Company” or “Superlattice Power”) (formerly Zingo, Inc.), following the sale as of May 15, 2008, of its VoIP telecommunications business, intends to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors, Corp., the Company’s former parent.

As of August 1, 2008, the Company is considered a development stage enterprise as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” (“ASC 915”).  The Company has limited revenue to date, continues to raise capital and there is no assurance that ultimately the Company will achieve a profitable level of operations.

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

On July 1, 2009, FASB established ASC as the primary source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

History and Nature of Business

On April 15, 2008, Li-ion Motors, Corp. sold its controlling interest of the Company’s outstanding common stock to Blue Diamond Investments, Inc. With the sale of our VoIP telecommunications business, named Zingo Telecom, Inc., on May 15, 2008 the Company intends to concentrate efforts on further development of the lithium batteries technology licensed from Li-ion Motors, the Company’s former parent.

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with Li-ion Motors providing for Li-ion Motors' license to the Company Li-ion Motors patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”)

Under the License Agreement, Li-ion Motors has the right to purchase its requirements of lithium ion batteries from the Company, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers.  Li-ion Motors' cost for lithium ion batteries purchased from the Company is the actual manufacturing costs for such batteries for our fiscal quarter in which Li-ion Motors purchase takes place.

On May 25, 2010 the agreement was amended to grant the Company the exclusive license rights for the United States and Li-ion Motors may grant other companies rights elsewhere around the world.

The Company agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products.  In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Li-ion Motors has advised the Company that it will not give notice of default against the Company for its failure to comply with this over the term of the License Agreement.

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility. The leased space will be suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is on a month-to-month basis with a monthly rental of $2,756 the monthly rental to be escalated five (5%) percent annually. Also effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from Li-ion Motors for the purchase price of $29,005.

Basis of Presentation

The Company’s financial statements for the year ended July 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in 2010 and as of July 31, 2010, there was a working capital deficit of approximately $6.1 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

Since its incorporation, the Company financed its operations almost exclusively through advances from its controlling shareholders.  The Company expects to finance operations through the sale of equity or other investments for the foreseeable future, as the Company does not receive significant revenue from its new business operations.  There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

The Company's ability to raise additional capital is affected by trends and uncertainties beyond its control.  The Company does not currently have any arrangements for financing and it may not be able to find such financing if required.  Obtaining additional financing would be subject to a number of factors, including investor sentiment.  Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

On September 17, 2009 the Company’s Board of Directors declared a three-for-one forward stock split that was effected in the form of a stock dividend. All share and per share amounts have been restated to reflect the three-for-one forward stock split except for stockholders’ deficiency. See Note 5 , “Common Stock,” for further discussion.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Fair Value Measurements

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1	- Observable inputs such as quoted market prices in active markets

Level 2	- Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	- Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of July 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended July 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of July 31, 2010 and 2009.

		Assets at Fair Value as of July 31, 2010 and 2009 Using
		Quoted Prices in
		Activated Markets for	Significant Other	Significant Observable
		Identical Asssets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
July 31, 2010
Cash and cash equivalents	$158	$158	$-	$-

July 31, 2009
Cash and cash equivalents	$191	$191	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of July 31, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company's annual test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives

Lives
Furniture and Fixtures	10 years
Software	3-5 years
Computers	5 years

Evaluation of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”.  If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Advertising

Advertising costs are generally expensed and are included in selling, general and administrative expenses.  Total advertising expenditures for the years ended July 31, 2010 and 2009 were approximately $2,900 and $50,000, respectively.

Research and Development

The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. As of July 31, 2010, there have been expenses allocated to research and development. For the year ending July 31, 2010, salaries, payroll taxes, and benefits amounted to approximately $165,800 in R&D and other R&D expenses were approximately $3,400.

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

 Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Effects of Recent Accounting Pronouncements

FASB has codified a single source of U.S. Generally Accepted Accounting Principles, the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 3. Property and Equipment

Property and equipment at consists of:

	July 31, 2010	July 31, 2009
Equipment	$131,455	$131,455
Leasehold improvements	26,360	26,360
Property and equipment, gross	157,815	157,815
Less: Accumulated depreciation	(85,096)	(16,554)
Property and equipment, net	$72,719	$141,261

Depreciation expense for the years ended July 31, 2010 and 2009, was $68,542and $12,382, respectively.

In January 2009, a private company provided Superlattice with equipment in exchange for Superlattice’s battery prototypes for testing. The equipment was received in the manufacturing facility, and was recorded at appraised value of $103,025.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2010  and  2009 consisted of:

	July 31, 2010	July 31, 2009
Accounts payable	$36,690	$41,439
Wages, paid leave and payroll related taxes	23,196	12,760
Other accrued expenses	25,000	20,040
Accrued interest	991,527	580,571
Total	$1,076,413	$654,810

Note 5. Common Stock

The Company entered into an agreement on August 19, 2005, whereby the Company issued 240,000,000 shares of its common stock to the shareholder of Whistler Tel, Inc. in exchange for all of the shares of WhistlerTel. On April 15, 2008, the 240,000,000 shares were sold to Blue Diamond Investments. On May 15, 2008, the subsidiary, Zingo Telecom, was sold to a private investor.

On September 17, 2009, the Company’s Board of Directors declared a three-for-one forward stock split of the Company’s common stock that was effected in the form of a stock dividend. A three-for-one forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, providing for the forward split, changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000. All share and per share amounts have been restated to reflect the three-for-one forward stock split except for stockholders’ deficiency.

See Note 6 “Net Loss Per Common Share,” for the impact on the Company’s earnings per share amounts as a result of the stock split. This stock split resulted in the issuance of 230 million additional shares of common stock.

Note 6. Net Loss Per Common Share

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2010 and 2009.

	Year Ended			Year Ended
	July 31, 2010			July 31, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(796,949)			$(898,447)
Basic EPS	(796,949)	345,000,000	(0.00)	(898,447)	345,000,000	(0.00)
Effect of dilutive securities	-			-
Diluted EPS	$(796,949)	345,000,000	(0.00)	$(898,447)	345,000,000	(0.00)

Net loss per common share for the year ended July 31, 2009 has been revised.  This revision was immaterial to the Company’s results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the three-for-one forward stock split as discussed in Note 5.

The amounts previously reported for the year ended July 31, 2009 were as follows:

Year Ended
July 31, 2009

Weighted shares outstanding, basic and diluted	115,000,000
Basic and deluted loss per common share	$(0.01)

Note 7. Related Party Transactions

The Company received advances during 2010 from its Chief Executive and Principal Financial Officer, Ayaz Kassam. At July 31, 2010 and July 31, 2009, the Company owed Mr. Kassam $0 and $537,750, respectfully. The balance of the related party transactions are due within two weeks of the parties request and does not bear interest.  During the year ended July 31, 2010 and year ended July 31, 2009, the Company received advances totaling $533,403 and $443,740 respectively; and payments amounted to approximately $1,071,153 and $43,400, respectively. No interest was incurred during the year ended July 31, 2010 and $18,806  for the year ended July 31, 2009.  Mr. Kassam forgave the $18,806 in accrued interest, which reduced our interest expense for the current year ended July 31, 2010.

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Superlattice. At July 31, 2010 and July 31, 2009; Blue Diamond was owed $4,321,358 and $4,321,358, respectively. During the year ended July 31, 2010 and year ended July 31, 2009 the Company did not receive or make any payments to Blue Diamond.  Interest for the years ended July 31, 2010 and for the year ended July 31, 2009 is $429,188 and $454,000  respectively. The related party transaction amounts are reported as current due to the relationship and bears an interest rate of 10 % per anum.

Note 8 Debt

The Company's principal financing source in 2010 has been from its former parent, Li-ion Motors, Corp. At July 31, 2010 and July 31, 2009, the Company owed Li-ion Motors $841,207 and $0, respectively.  During the year ended July 31, 2010 and year ended July 31, 2009, the Company received advances totaling $$1,282,988 and $0, respectively; and made payments  totaling $441,781 and $0, respectively.   The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 9. Income Taxes

At July 31, 2010 and July 31, 2009, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1,588,000 and $1,309,000 at July 31, 2010 and July 31, 2009, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $4,536,000 and $3,739,000 at July 31, 2010 and July 31, 2009 respectively, will begin to expire in 2029.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of net operating loss carryforwards to offset taxable income when an ownership change occurs. The Company meets the definition of an ownership change and some of the net operating loss carryforwards will be limited.

Note 10. Commitments and Contingencies

Superlattice Power, Inc entered into a month to month lease agreement with Li-ion Motors, Corp. for 5,000 square feet within Li-ion Motors’ Mooresville facility on April 16, 2008 at the rate of $2,756. Approximately 80% of this space has been converted into offices, and battery development workshop including a dry room.

Total rent expense for the year ended July 31, 2010 and year ended July 31, 2009 amounted to approximately $41,000 and $39,000, respectively.

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

Note 11.  Subsequent Events

The Company received in July 2010, a Resignation Letter from Dr. Vishal Mahajan, Director, Battery Division.

Subsequent events have been evaluated through October 15, 2010.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

 As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and  procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.

Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2010, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2010, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 1, 2010 are as follows:

Name	Age	Office
Ayaz Kassam	44	President, Chief Executive
		Officer, Treasurer, Secretary and Director

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

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than five  percent (5%) of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2010,all such filing requirements applicable to its officers and directors were complied with.

Item 11. Executive Compensation.

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Change in
						Non-Equity	Pension Value and
						Incentive	Nonqualified
						Plan	Deferred	All Other
Name and Principal				Stock	Option	Compensation	Compensation	Compensation
Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Awards $ (e)	Awards $ (f)	$ (g)	Earnings $ (h)	(i)

Ayaz Kassam,	2009	$-	$-	$-	$-	$-	$-	-
President and Chief
Executive Officer
	2010	-	-	-	-	-	-	-

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended July 31, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as August 26, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of Beneficial
Name and Address of Beneficial Owner	Ownership	Percentage of Class
Resolution Capital Group, Inc.	206,000,000 Common Shares	59.71%
55613 Lizarraga Ave., P.O. BOX 2079
Belize City, Belize

(1) Based on 345,000,000 shares of common stock issued and outstanding as of October 28, 2010, following the 3-for-1 stock split effective October 19, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company's principal financing source has been from its former parent, Li-ion Motors, Corp. At July 31, 2010 and July 31, 2009 the Company owed Li-ion Motors $841,207 and $0, respectively.  During the year ended July 31, 2010 and year ended July 31, 2009 the Company received advances totaling $1,282,988 and $0, respectively; and payments  totaled $441,781 and $0, respectively No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

The Company has also received advances during 2010 from its Chief Executive and Principal Financial Officer, Ayaz Kassam. At July 31, 2010 and July 31, 2009, the Company owed Mr. Kassam $0 and $537,750, respectively The balance of the related party transactions are due within two weeks of the parties request and does not bear interest.  During the year ended July 31, 2010 and year ended July 31, 2009, the Company received advances totaling $514,003 and $443,740 respectively; and payments amounted to approximately $1,051,753 and $43,400, respectively. No interest was incurred during the years ended July 31, 2010 and July 31, 2009.

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Superlattice. At July 31, 2010 and July 31, 2009, we owed Blue Diamond $4,321,358 and $4,321,358, respectively. During the year ended July 31, 2010 and year ended July 31, 2009, the Company did not receive or make any payments to Blue Diamond.  Interest for the years ended July 31, 2010 and for the year ended July 31, 2009, was $429,188 and $454,000  respectively. The related party transaction amounts are reported as current due to the relationship.

License Agreement for Lithium Ion Battery Technology

Effective April 15, 2008, we entered into a License Agreement with Li-ion Motors, Corp.,, our controlling stockholder providing for the license to us of Li-ion Motors Corp patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications. Under the License Agreement, Li-ion Motors Corp has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Li-ion Motors Corp. cost for lithium ion batteries purchased from us will be our actual manufacturing costs for such batteries for our fiscal quarter in which Li-ion Motors Corp. purchase takes place. . On May 25, 2010 the Agreement was amended limiting us to only the United States, with Li-ion Motors able to grant other licenses to companies in other parts of the world.

Under Section 2.2 of the License Agreement, we have agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement. Li-ion Motors has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement.

Effective April 16, 2008, we leased approximately 5,000 square feet of space (“Leased Space”) in Li-ion Motors Corp. North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement. The Leased Space is leased by Li-ion Motors Corp. to us on a month-to-month basis at a monthly rental of $2,756, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Li-ion Motors Corp. also sold us for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field. Total rent expense for the years ended July 31, 2010 and 2009 amounted to approximately $41,000 and $39,000, respectively.

On April 18, 2008, Blue Diamond Investments Inc., 51A Dean Street, Belize City, Belize, purchased  80,000,000 shares (split-adjusted) of our common stock from Li-ion Motors; following such purchase, Blue Diamond Investments, Inc. owned approximately 69% of our outstanding common stock and a majority of the voting power of our outstanding stock.. The consideration furnished by Blue Diamond Investments, Inc. was $215,000.The source of funds used to acquire control of the Company was from the corporate funds of Blue Diamond Investments, Inc. At fiscal year end July 31, 2010, Blue Diamond had no stock in the Company. Resolution Capital of Belize,City, Belize currently holds approximately  60% of the company stock.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Madsen & Associates for professional services rendered for the audit of our financial statement filed as part of our 2010 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal year ended July 31, 2010 are $42,006.

The aggregate fees billed by Wiener, Goodman & Company, P.C. for professional services rendered for the audit of our financial statement filed as part of our 2009 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal year ended July 31, 2009 were $29,000.

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

10.7
EV Innovations, Inc. letter to the Company, dated October 1, 2009, waiving default under April 14, 2008 License Agreement, (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009.

10.8	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Li-ion Motors Corp. (formerly Hybrid Technologies, Inc.), filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERLATTICE POWER, INC.

By:	/s/ Ayaz Kassam
Chief Executive Officer and Principal Financial Officer

Date: October 29, 2010

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ayaz Kassam
Ayaz Kassam
(President, Chief Executive Officer and Director)
Date: October 29, 2010

EXHIBIT INDEX

10.8	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Li-ion Motors Corp. (formerly Hybrid Technologies, Inc.).

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.