Form 10-Q
period 2010-10-31
Superlattice Power, Inc.
filed 2010-12-01
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010

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
Common Stock, Par value $0.001per share

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

☐ Yes ☒ No

On December 1, 2010, there were 345,000,000 shares of common stock outstanding.

SUPERLATTICE POWER, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Superlattice Power, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31,	July 31,
	2010	2010
Assets

Current assets:
Cash and Cash equivalents	$128	$158
Total current assets	128	158
Property and equipment, net	69,852	72,719
Total assets	$69,980	$72,877

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$1,145,765	$1,076,413
Notes payable	912,272	841,207
Due to related parties	4,321,358	4,321,358
Total current liabilities	$6,379,395	$6,238,978

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value. 10,000,000 shares authorized, 0 issued and outstanding
Common stock, $.001 par value, 750,000,000 shares authorized, 345,000,000 issued and
outstanding at October 31, 2010 and 115.000,000 at October 31, 2009 respectively	345,000	345,000

Additional paid-in capital	(211,082)	(211,082)
Accumulated deficit	(6,443,333)	(6,300,019)
Stockholders' deficiency	(6,309,415)	(6,166,101)
Total liabilities and stockholders' deficiency	$69,980	$72,877

See accompany notes to unaudited financial statements

Superlattice Power, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period
	October 31,		August 1, 2008 -
	2010	2009	October 31, 2010
Net Sales	$-	$-	$-

Operating expenses:
General and administrative	25,247	33,771	446,484
Research and development	9,145	50,474	417,892
Loss from operations	(34,392)	(84,245)	(864,376)

Other expenses/(income)
Interest expense	(108,922)	(114,332)	(973,378)

Net loss before provision for (benefit from) income taxes	(143,314)	(198,577)	(1,837,754)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(143,314)	$(198,577)	$(1,837,754)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -
basic and diluted	345,000,000	345,000,000

See accompanying notes to unaudited financial statements

Superlattice Power, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period
	October 31,		August 1, 2008 -
	2010	2009	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(143,314)	$(198,577)	$(1,837,753)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	2,867	3,010	83,791
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	69,352	107,223	980,549
Net cash used in operating activities	(71,095)	(88,344)	(773,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(17,015)
Net cash utilized in investing activities	-	-	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	71,065	113,346	1,354,052
Advances from related parties	-	55,400	977,143
Payments for debt	-	(10,800)	(441,781)
Payments to related parties	-	(69,700)	(1,114,553)
Net cash provided by financing activities	71,065	88,246	774,861

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(30)	(98)	(15,567)
Cash and cash equivalents at beginning of year	158	191	15,695
Cash and Cash equivalents at end of year	$128	$93	$128

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

Superlattice Power, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(Unaudited)

		Common
	Number of	Shares $0.001	Additional paid	Accumulated
	Common Shares	Par Value	in capital	Deficit	Total

Balance - August 1, 2009	115,000,000	$115,000	$18,918	$(5,503,070)	$(5,369,152)
Three-for-one stock split	230,000,000	230,000	(230,000)	-	-
Net Loss	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	345,000,000	$345,000	$(211,082)	$(6,300,019)	$(6,166,101)
Net Loss	-	-	-	(143,314)	(143,314)
Balance - October 31, 2010	345,000,000	$345,000	$(211,082)	$(6,443,333)	$(6,309,415)

See accompanying notes to unaudited financial statements

SUPERLATICE POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2010

Note 1. Financial Statement Presentation

Superlattice Power, Inc. (the “Company” or “Superlattice Power”) (formerly Zingo, Inc.), following the sale as of May 15, 2008, of its VoIP telecommunications business, intends to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors Corp., the Company’s former parent (“Li-ion Motors”).

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

History and Nature of Business

On April 15, 2008, Li-ion Motors sold its controlling interest of the Company’s outstanding common stock to Blue Diamond Investments, Inc. With the sale of our VoIP telecommunications business, named Zingo Telecom, Inc., on May 15, 2008 the Company intends to concentrate efforts on further development of the lithium batteries technology licensed from Li-ion Motors, the Company’s former parent.

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

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility. The leased space will be suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is on a month-to-month basis with a monthly rental of $2,756, the monthly rental to be escalated five (5%) percent annually. Also effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from Li-ion Motors for the purchase price of $29,005.

Basis of Presentation

The Company’s financial statements for the three months ended October 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company does not have any revenue and, as of October 31, 2010, there was a working capital deficit of approximately $6.4 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

On September 17, 2009 the Company’s Board of Directors declared a three-for-one forward stock split that was effected in the form of a stock dividend. All share and per share amounts have been restated to reflect the three-for-one forward stock split except for stockholders’ deficiency. See Note 6, “Common Stock,” for further discussion.

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There were no significant changes to these accounting policies during the three months ended October 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

Note 3. Fair Value Measurements

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of October 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended October 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of October 31, 2010 and July 31, 2010.

		Assets at Fair Value as of October 31, 2010 and July 31, 2010 Using
		Quoted Prices in
		Activated Markets for	Significant Other	Significant Observable
		Identical Asssets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
October 31, 2010
Cash and cash equivalents	$128	$128	$-	$-

July 31, 2010
Cash and cash equivalents	$158	$158	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of October 31, 2010.

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

Note 4. Property and Equipment

Property and equipment at consists of:

	October 31, 2009	July 31, 2010
Equipment	$131,455	$131,455
Leasehold improvements	26,360	26,360
Property and equipment, gross	157,815	157,815
Less: Accumulated depreciation	(87,963)	(85,096)
Property and equipment, net	$69,852	$72,719

Depreciation expense for the three months ended October 31, 2010 and 2009, was $2,867 and $3,010, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	October 31, 2010	July 31, 2010
Accounts payable	$22,148	$36,690
Wages, paid leave and payroll related taxes	21,168	23,196
Other accrued expenses	2,000	25,000
Accrued interest	1,100,449	991,527
Total	$1,145,765	$1,076,413

Note 6. Common Stock

On September 17, 2009, the Company’s Board of Directors declared a three-for-one forward stock split of the Company’s common stock that was effected in the form of a stock dividend. A three-for-one forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, providing for the forward split, changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock increased in the same ratio, from 250,000,000 to 750,000,000. All share and per share amounts have been restated to reflect the three-for-one forward stock split except for stockholders’ deficiency.

 See Note 7 “Net Loss Per Common Share,” for the impact on the Company’s earnings per share amounts as a result of the stock split. This stock split resulted in the issuance of 230 million additional shares of common stock.

Note 7. Net Loss Per Common Share

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended October 31, 2010 and 2009.

	Three Months Ended			Three Months Ended
	October 31, 2010			October 31, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(143,314)			$(198,577)
Basic EPS	(143,314)	345,000,000	(0.00)	(198,577)	345,000,000	(0.00)
Effect of dilutive securities	-			-
Diluted EPS	$(143,314)	345,000,000	(0.00)	$(198,577)	345,000,000	(0.00)

Net loss per common share for the three months ended October 31, 2009 has been revised.  This revision was immaterial to the Company’s results of operations and financial position. See below for further discussion. All share and per share amounts have been restated to reflect the three-for-one forward stock split as discussed in Note 6.

Net loss	$(198,577)
Basic and diluted loss per common share	$(0.00)
Weighted shares outstanding, basic and diluted	115,000,000

Note 8. Related Party Transactions

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Superlattice. At October 31, 2010 and October 31, 2010, Blue Diamond was owed $4,321,358 and $4,321,358, respectively. During the three months ended October 31, 2010 and 2009, the Company did not receive or make any payments to Blue Diamond.  Interest for the three months ended October 31, 2010 and for the three months ended October 31, 2009 was $108,922 and $114,332  respectively. The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per anum.

Note 9. Debt

The Company's principal financing source in the last two fiscal years has been from its former parent, Li-ion Motors. At October 31, 2010 and July 31, 2010, the Company owed Li-ion Motors $912,272 and $841,207, respectively.  During the three months ended October 31, 2010 and 2009, the Company received advances totaling $71,065 and $113,346, respectively; and made payments  totaling $0 and $10,800, respectively.   The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 10. Income Taxes

At October 31, 2010 and July 31, 2010, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1,638,000 and $1,588,000 at October 31, 2010 and July 31, 2010, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $4,680,000 and $4,536,000 at October 31, 2010 and July 31,2010 respectively, will begin to expire in 2029.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs.  The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Note 11. Commitments and Contingencies

Superlattice Power, Inc entered into a month to month lease agreement with Li-ion Motors for 5,000 square feet within Li-ion Motors’ Mooresville facility on April 16, 2008 at the rate of $2,756. Approximately 80% of this space has been converted into offices, and battery development workshop including a dry room.

Total rent expense for the three months ended October 31, 2010 and 2009, was $10,519 and $10,125, respectively.

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

 Note 12.  Subsequent Events

Effective November 12, 2010, Ayaz Kassim, our sole director and officer, elected and appointed Mehboob Charania as a director and as President, Treasurer and Secretary of the Company. Following the appointment of Mr. Charania as a director and officer, Mr. Kassim resigned as a director and officer of the Company.

ITEM 2. Management's Discussion and Analysis or  of Financial Conditions and Results of Operations.

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

Results Of Operations for the Three Months Ended October 31, 2010

We incurred a net loss of $143,314 during the three months ended October 31, 2010, which included general and administrative costs of $25,247.

2010 Compared to 2009

Our net loss for the three months ended October 31, 2010 decreased to $143,314 from $198,577 for the same period ending October 31, 2009.

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

Liquidity and Capital Resources

As of October 31, 2010, we had cash on hand of $128 and liabilities of $6,379,395, as compared with $6,238,978 at July 31, 2010; and our property plant and equipment decreased to $69,852 at October 31, 2010, as compared with $72,719 at July 31, 2010. Accounts payable and accrued expenses increased at October 31, 2010, to $1,145,765 as compared with $1,076,413 at July 31, 2010, and notes payable increased to $912,272 at October 31, 2010, as compared to $841,207 at July 31, 2010.

At October 31, 2010, we had a working capital  deficiency of $6,379,268 and a stockholders' deficit of $6,309,415.

We used net cash in operating activities of $71,095 in the three months ended October 31, 2010, as compared with $88,344 in the comparable period in 2009, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2010 and $0 in 2009.

In the three months ended October 31, 2010, we received and repaid $0 to a related party as compared with advances from related parties of $55,400 and repayments of $69,700 in 2009, giving effect to payments to related parties of $14,300.

During the three months ended October 31, 2010 we received $71,065 from the proceeds of issuing a promissory note to Li-ion Motors and repaid $0, with a net effect of $71,065. During the three months ended October 31, 2009 we received $113,346 from the proceeds of issuing a promissory note to Li-ion Motors and repaid $10,800, with a net effect of $102,546.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk – The raw materials for manufacturing our batteries could be affected by changes in the commodities markets, and if we commence manufacturing our own lithium ion batteries, we could be subject to this risk.

ITEM 4T. Controls and Procedures.

The Company's Chief Executive Officer and Principal Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report.  This officer has, as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Quarterly Report.  In such officer’s evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERLATTICE POWER, INC.

By:	/s/ Mehboob Charania
Chief Executive Officer and Principal Financial Officer

Date: December 1 , 2010