Form 10-Q
period 2011-01-31
Superlattice Power, Inc.
filed 2011-03-17
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2011
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
☐ Yes    ☒ No

On March 15, 2011, there were 345,000,000 shares of common stock outstanding.

Page No.
PART I. FINANCIAL INFORMATION

ITEM I – Unaudited Financial Statements

Balance Sheets as of January 31, 2011 and July 31, 2010 (Unaudited)	2

Statements of Operations for the Six and Three Months Ended January 31, 2011 and 2010 (Unaudited)	3

Statements of Cash Flows for the Six Months Ended January 31, 2011 and 2010 (Unaudited)	4

Statement of Stockholders Deficiency (Unaudited)	5

Notes to Unaudited Financial Statements	6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	11

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4T– Controls and Procedures.	13

PART II. OTHER INFORMATION

ITEM 6 - Exhibits	13

i

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

The results of operations for the three and six months ended January 31, 2011 and 2010, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Superlattice Power, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31,	July 31,
	2011	2010
Assets

Current assets:

Cash and cash equivalents	$79	$158
Total current assets	79	158
Property and equipment, net	66,374	72,719
Total assets	$66,453	$72,877

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$1,255,401	$1,076,413
Advances	836,076	841,207
Due to related parties	4,395,358	4,321,358
Total current liabilities	6,486,835	6,238,978

Commitments and contingencies		-

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 750,000,000 shares authorized, 345,000,000 issued and outstanding at January 31, 2011 and July 31, 2010, respectively	345,000	345,000
Additional paid-in capital	(211,082)	(211,082)
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(1,949,677)	(1,695,396)
Stockholders' deficiency	(6,420,382)	(6,166,101)
Total liabilities and stockholders' deficiency	$66,453	$72,877

See accompanying notes to unaudited financial statements

Superlattice Power, Inc.
(A Development Stage Company)
Statements of Operations
 (Unaudited)

	For the Six-Months Ended January 31,		For the Three Months Ended January 31,		For the Period August 1, 2008 - January 31,
	2011	2010	2011	2010	2011
Net sales	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	59,400	72,047	34,152	32,056	481,593
Research and development	17,447	93,125	8,302	48,871	426,194
Loss from operations	(76,847)	(165,172)	(42,454)	(80,927)	(907,787)
Other (expenses)/income
Interest expense	(217,844)	(233,680)	(108,922)	(119,348)	(1,082,300)
Other income	40,410	-	40,410	-	40,410
Net loss before provision for (benefit from) income taxes	(254,281)	(398,852)	(110,966)	(200,275)	(1,949,677)
Provision for (benefit from) income taxes	-	-	-	-	-
Net loss	$(254,281)	$(398,852)	$(110,966)	$(200,275)	$(1,949,677)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -
basic and diluted	345,000,000	345,000,000	345,000,000	345,000,000

See accompanying notes to unaudited financial statements

Superlattice Power, Inc.
(A Development Stage Company)
Statements of Cash Flows
 (Unaudited)

	Six Months Ended January 31,		For the Period August 1, 2008 - January 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,281)	$(398,852)	$(1,949,677)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	6,345	6,020	87,269
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	178,988	231,650	1,091,141
Net cash used in operating activities	(68,948)	(161,182)	(771,266)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(17,015)
Net cash used in investing activities	-	-	(17,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	109,279	49,871	1,392,267
Advances from related parties	74,000	503,203	1,051,143
Payments on advances	(114,410)	(290,172)	(556,191)
Payments to related parties	-	(101,900)	(1,114,553)
Net cash provided by financing activities	68,869	161,002	772,666
CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(79)	(180)	(15,616)
Cash and cash equivalents at beginning of period	158	191	15,695
Cash and cash equivalents at end of period	$79	$11	$79

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

Superlattice Power, Inc.
 (A Development Stage Company)
Statement of Stockholders' Deficiency For the Periods Ended As Noted
 (Unaudited)

	Number of Common Shares	Common Shares $0.001 Par Value	Additional paid in capital	Accumulated Deficit	Total
Balance - August 1, 2009	115,000,000	$115,000	$18,918	$(5,503,070)	$(5,369,152)
Three-for-one stock split	230,000,000	230,000	(230,000)	-	-
Net Loss	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	345,000,000	$345,000	$(211,082)	$(6,300,019)	$(6,166,101)
Net Loss	-	-	-	(254,281)	(254,281)
Balance - January 31, 2011	345,000,000	$345,000	$(211,082)	$(6,554,300)	$(6,420,382)

See accompanying notes to unaudited financial statements

SUPERLATICE POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2011

Note 1. Financial Statement Presentation

Superlattice Power, Inc. (the “Company” or “Superlattice Power”) (formerly Zingo, Inc.), following the sale as of May 15, 2008, of its VoIP telecommunications business, intends to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors Corp. (“Li-ion Motors”), the Company’s former parent.

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

History and Nature of Business

On April 15, 2008, Li-ion Motors sold its controlling interest of the Company’s outstanding common stock to Blue Diamond Investments, Inc. With the sale of our VoIP telecommunications business, named Zingo Telecom, Inc., on May 15, 2008, the Company intends to concentrate efforts on further development of the lithium batteries technology licensed from Li-ion Motors, the Company’s former parent.

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with Li-ion Motors providing for Li-ion Motors' license to the Company of Li-ion Motors patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

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

On May 25, 2010, the agreement was amended to grant the Company the exclusive license rights for the United States and Li-ion Motors may grant other companies rights elsewhere around the world.

The Company agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products.  In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Li-ion Motors has advised the Company that it will not give notice of default against the Company for its failure to comply with this covenant over the term of the License Agreement.

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility. The leased space is suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is on a month-to-month basis with a monthly rental of $2,756, the monthly rental to be escalated five (5%) percent annually. Also effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from Li-ion Motors for the purchase price of $29,005.

 Basis of Presentation

The Company’s financial statements for the six months ended January 31, 2011 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company does not have any revenue and as of January 31, 2011, there was a working capital deficit of approximately $6.4 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

On September 17, 2009, the Company’s Board of Directors declared a three-for-one forward stock split that was effected in the form of a stock dividend. All share and per share amounts have been restated to reflect the three-for-one forward stock split except for stockholders’ deficiency. See Note 6, “Common Stock,” for further discussion.

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There were no significant changes to these accounting policies during the six months ended January 31, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of January 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended January 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of January 31, 2011 and July 31, 2010.

		Assets at Fair Value as of January 31, 2011 and July 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Asssets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 2)
January 31, 2011
Cash and cash equivalents	$79	$79	$-	$-

July 31, 2010
Cash and cash equivalents	$158	$158	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of January 31, 2011.

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

Note 4. Property and Equipment

Property and equipment consists of:

	January 31, 2011	July 31, 2010
Equipment	$131,455	$131,455
Leasehold improvements	26,360	26,360
Property and equipment, gross	157,815	157,815
Less: Accumulated depreciation	(91,441)	(85,096)
Property and equipment, net	$66,374	$72,719

Depreciation expense for the six months ended January 31, 2011 and 2010, was $6,345 and $6,020, respectively.  For the three months ended January 31, 2011, depreciation expense was $3,478 and $3,010, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	January 31, 2011	July 31, 2010
Accounts payable	$43,297	$36,690
Wages, paid leave and payroll related taxes	1,533	23,196
Other accrued expenses	1,200	25,000
Accrued interest	1,209,371	991,527
Total	$1,255,401	$1,076,413

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the six months ended January 31, 2011 and 2010.

	Six Months Ended January 31, 2011			Six Months Ended January 31, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(254,281)			$(398,852)
Basic EPS	(254,281)	345,000,000	(0.00)	(398,852)	345,000,000	(0.00)
Effect of dilutive securities	-			-
Diluted EPS	$(254,281)	345,000,000	(0.00)	$(398,852)	345,000,000	(0.00)

Note 8. Related Party Transactions

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Superlattice. At January 31, 2011 and July 31, 2010, Blue Diamond was owed $4,321,358 and $4,321,358, respectively. During the three and six months ended January 31, 2011 and 2010, the Company did not receive or make any payments to Blue Diamond.  Interest for the six months ended January 31, 2011 and 2010, was $217,844 and $217,844,  respectively.  Interest for the three months ended January 31, 2011 and 2010, was $108,922 and $108,922,  respectively.  The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per annum.

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Meboob Charnia, (chief executive and principal financial officer) for which it  received an advance of $74,000 and repaid $0.   The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years has been from its former parent, Li-ion Motors. At January 31, 2011 and July 31, 2010, the Company owed Li-ion Motors $836,076 and $841,207, respectively.  During the six months ended January 31, 2011 and 2010, the Company received advances totaling $109,279 and $49,871, respectively; and made payments totaling $114,410  ($74,000 in cash  and $40,410 in reimbursement for one leased employee) and $290,172, respectively.  During the three months ended January 31, 2011 and 2010, the Company received advances totaling $38,215 and $113,346, respectively; and made payments  totaling $114,410 ($74,000 in cash  and $40,410 in reimbursement for one leased employee) and $10,800, respectively.  The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 10. Income Taxes

At January 31, 2011 and July 31, 2010, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.6 million and $1.6 million at January 31, 2011 and July 31, 2010, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.6  million and $6.3  million at January 31, 2011 and July 31,2010 respectively, will begin to expire in 2022.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs.  The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Note 11. Commitments and Contingencies

The Company entered into a month to month lease agreement with Li-ion Motors Corp. for 5,000 square feet within Li-ion Motors’ Mooresville facility on April 16, 2008 at the rate of $2,756. Approximately 80% of this space has been converted into offices and a battery development workshop including a dry room.

Total rent expense for the three months ended January 31, 2011 and 2010, was $10,519 and $10,125, respectively. Rental expense for the six months ended January 31, 2011 and 2010, was $21,038 and $20,250,  respectively.

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

Results Of Operations for the Three and Six months Ended January 31, 2011

We incurred a net loss of $110,966  during the three months ended January 31, 2011, which included: general and administrative (G&A) costs of $34,152; research and development (R&D) expenses of  $8,302; and other income of $40,410.  During the six months ended January 31, 2011, the Company  incurred a net loss of $254,281  which included: G&A costs of $59,400, R&D expenses of $17,447 and other income of $40,410.

2011 Compared to 2010

Our net loss for the three months ended January 31, 2011 decreased to $110,966 from $200,275 for the same period ending January 31, 2010.  The decrease was primarily due to: a staff reduction in R&D amounting to $40,569 less in expenditures  and  the recognition of additional other income for a leased employee to our former parent, Li-ion Motors of $40,410.

For the six months ended January 31, 2011 our net loss decreased to $254,281 from $398,852 for the same period ending January 31, 2010. The decrease was primarily due to: a staff reduction in R&D amounting to $75,678 less in expenditures;  and  the recognition of additional other income for a leased employee to our former parent, Li-ion Motors of $40,410.

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

Under Section 2.2 of the License Agreement, we have agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement.  Li-ion Motors has advised us that it will not give notice of default against us for our failure to comply with this covenant over the term of the License Agreement.

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

Liquidity and Capital Resources

As of January 31, 2011, we had cash on hand of $79 and liabilities of $6,486,835 as compared with $6,238,978 at July 31, 2010, and our property plant and equipment decreased to $66,374 at January 31, 2011, as compared with $72,719 at July 31, 2010. Accounts payable and accrued expenses increased at January 31, 2011, to $1,255,401 as compared with $1,076,413 at July 31, 2010, and notes payable decreased to $836,076 at January 31, 2011, as compared to $841,207 at July 31, 2010.

At January 31, 2011, we had a working capital  deficiency of $6,486,756 and a stockholders' deficit of $6,420,382.

We used net cash in operating activities of $68,948 in the six months ended January 31, 2011, as compared with $161,182  in the comparable period in 2010, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2011 and $0 in 2010.

During the six months ended January 31, 2011, we received $74,000 and repaid $0 to a related party as compared with advances from related parties of $503,203 and repayments of $101,900  in 2010.

For the six months ended January 31, 2011, we received $109,279 from the proceeds of issuing a promissory note to Li-ion Motors Corp. and repaid $114,410, with a net credit effect of $5,131. During the six months ended January 31, 2010, we received $49,871 from the proceeds of issuing a promissory note to Li-ion Motors Corp. and repaid $290,172, with a net credit effect of $240,301.

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

Our continuation as a going concern is in dependent  upon continued financial support from our shareholders and other related parties.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange   Act of 1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERLATTICE POWER, INC.

By:	/s/ Mehboob Charania
Chief Executive Officer and Principal Financial Officer

Date: March 17, 2011