Form 10-Q
period 2011-04-30
SKY POWER SOLUTIONS CORP.
filed 2011-06-14
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 000-50693

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
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

☐ Yes ☒ No

On June 14, 2011, there were 21,157,316 shares of common stock outstanding.

Page No.
PART I. FINANCIAL INFORMATION

ITEM I – Unaudited Financial Statements

Balance Sheets as of April 30, 2011 and July 31, 2010 (Unaudited)	4

Statements of Operations for the Nine and Three Months Ended April 30, 2011 and 2010 (Unaudited)	5

Statements of Cash Flows for the Nine Months Ended April 30, 2011 and 2010 (Unaudited)	6

Statement of Stockholders Deficiency (Unaudited)	7

Notes to Unaudited Financial Statements	8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4T– Controls and Procedures.	16

PART II. OTHER INFORMATION

ITEM 6 - Exhibits	16

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

The results of operations for the three and nine months ended April 30, 2011 and 2010, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30,	July 31,
	2011	2010
Assets

Current assets:

Cash and cash equivalents	$178	$158

Total current assets	178	158
Property and equipment, net	62,896	72,719

Total assets	$63,074	$72,877

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$1,363,699	$1,076,413
Advances	849,067	841,207
Due to related parties	4,347,838	4,321,358

Total current liabilities	6,560,604	6,238,978

Commitments and contingencies		-

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 2,500,000 and 750,000,000 shares authorized as of April 30, 2011 and July 31, 2010, respectively. 1,370,007 and 345,000,000 issued and outstanding at April 30, 2011 and July 31, 2010, respectively	1,370	345,000

Additional paid-in capital	180,068	(211,082)
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,074,345)	(1,695,396)

Stockholders' deficiency	(6,497,530)	(6,166,101)

Total liabilities and stockholders' deficiency	$63,074	$72,877

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period Entering
	For the Nine Months Ended		For the Three Months Ended		the Development Stage
	April 30,		April 30,		August 1, 2008
	2011	2010	2011	2010	- April 30, 2011
Net sales	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	94,451	103,972	31,549	38,145	516,644
Research and development	23,527	134,648	6,080	35,303	432,274

Loss from operations	(117,978)	(238,620)	(37,629)	(73,448)	(948,918)

Other (expenses)/income
Interest expense	(323,149)	(351,250)	(105,305)	(117,570)	(1,187,605)
Other income	62,178	-	21,768	-	62,178

Net loss before provision for (benefit from) income taxes	(378,949)	(589,870)	(121,166)	(191,018)	(2,074,345)

Provision for (benefit from) income taxes	-	-	-	-	-

Net loss	$(378,949)	$(589,870)	$(121,166)	$(191,018)	$(2,074,345)

Net loss per common share - basic and diluted	$(0.32)	$(0.51)	$(0.11)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	1,175,099	1,150,007	1,097,759	1,150,007

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period Entering
	Nine Months Ended		the Development Stage
	April 30,		August 1, 2008
	2011	2010	- April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(378,949)	$(589,870)	$(2,074,345)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	9,823	9,030	90,747
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	287,286	352,706	1,199,440
Net cash used in operating activities	(81,840)	(228,134)	(784,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(17,015)
Net cash used in investing activities	-	-	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	176,710	756,504	1,459,697
Advances from related parties	74,000	523,703	1,051,143
Payments on advances	(168,850)	(441,781)	(610,631)
Payments to related parties	-	(610,400)	(1,114,553)
Net cash provided by financing activities	81,860	228,026	785,656

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	20	(108)	(15,517)
Cash and cash equivalents at beginning of period	158	191	15,695
Cash and cash equivalents at end of period	$178	$83	$178

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$47,520	$-	$47,520

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(Unaudited)

	Number of	Common	Additional paid	Accumulated	Deficit Accumulated	Total
	Common Shares	Shares $0.001	in capital	Deficit	During the
		Par Value			Development Stage

Balance August 1, 2008	345,000,000	$345,000	$(211,082)	$(4,604,623)	$-	$(4,470,705)
Net Loss	-	-	-	-	(898,447)	(898,447)
Balance - July 31, 2009	345,000,000	345,000	(211,082)	(4,604,623)	(898,447)	(5,369,152)
Net Loss	-	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	1,150,007	1,150	132,768	(4,604,623)	(1,695,396)	(6,166,101)
Issurance of stock for related party advances	220,000	220	47,300	-	-	47,520
Net Loss	-	-	-	-	(378,949)	(378,949)
Balance - April 30, 2011	1,370,007	$1,370	$180,068	$(4,604,623)	$(2,074,345)	$(6,497,530)

See accompanying notes to unaudited financial statements

SKY POWER SOLUTIONS CORP.
(FORMERLY SUPERLATICE POWER, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2011

Note 1. Financial Statement Presentation

Sky Power Solutions Corp. (the “Company” or “Sky Power”) (formerly Superlattice Power, Inc.), following the merger with our wholly-owned subsidiary on April 2, 2011 (formed for the sole purpose of merging with its parent), continues to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors Corp. (“Li-ion Motors”), the Company’s former parent.

The balance sheet as of April 30, 2011 and the statement of operations, stockholders’ deficiency and cash flow for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to project fairly the financial position, results of operations, changes in stockholder’s deficiency, and cash flow for all periods presented have been made.  The information for the balance sheet as of July 31, 2010, were derived from audited financial statements.

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

History and Nature of Business

On April 2, 2011, the Company’s Board of Directors (the “Board”) authorized the merger with our wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of our Company was changed to Sky Power Solutions Corp.

On April 15, 2008, Li-ion Motors sold its controlling interest of the Company’s outstanding common stock to Blue Diamond Investments, Inc. (“Blue Diamond”) With the sale of our VoIP telecommunications business, named Zingo Telecom, Inc., on May 15, 2008, the Company intends to concentrate efforts on further development of the lithium batteries technology licensed from Li-ion Motors, the Company’s former parent.

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

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility. The leased space is suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is on a month-to-month basis with a monthly rental of $2,894, the monthly rental to be escalated five (5%) percent annually.  Also, effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from Li-ion Motors for the purchase price of $29,005.

 Basis of Presentation

Going Concern

The Company’s financial statements for the nine months ended April 30, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company does not have any revenue and as of April 30, 2011, there was a working capital deficit of approximately $6.5 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Common Stock

On April 2, 2011, the Board approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.  See Note 6 “Common Stock”, for further discussion.

On September 17, 2009, the Board declared a three-for-one forward stock split that was effected in the form of a stock dividend. All share and per share amounts have been restated to reflect the three-for-one forward stock split except for stockholders’ deficiency. See Note 6, “Common Stock,” for further discussion.

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There were no significant changes to these accounting policies during the nine months ended April 30, 2011, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of April 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended April 30, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of April 30, 2011 and July 31, 2010.

		Assets at Fair Value as of April 30, 2011 and July 31, 2010 Using
		Quoted Prices in Active Markets for Identical Asssets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
April 30, 2011
Cash and cash equivalents	$178	$178	$-	$-

July 31, 2010
Cash and cash equivalents	$158	$158	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of April 30, 2011.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual depletion of the asset.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  As of the balance sheet date, the carrying value of its long-lived assets are recoverable and no impairment existed.

Note 4. Property and Equipment

Property and equipment consists of:

	April 30, 2011	July 31, 2010

Equipment	$131,455	$131,455
Leasehold improvements	26,360	26,360

Property and equipment	157,815	157,815
Less: Accumulated depreciation	(94,919)	(85,096)

Property and equipment, net	$62,896	$72,719

Depreciation expense for the nine months ended April 30, 2011 and 2010, was $9,823 and $9,030, respectively.  For the three months ended April 30, 2011, depreciation expense was $3,482 and $3,010, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	April 30, 2011	July 31, 2010

Accounts payable	$42,841	$36,690
Wages, paid leave and payroll related taxes	3,782	23,196
Other accrued expenses	2,400	25,000
Accrued interest	1,314,676	991,527

Total	$1,363,699	$1,076,413

Note 6. Common Stock

On April 25, 2011, the Board approved the conversion of $47,520 of debt due to Blue Diamond Investments for 220,000 shares of our common stock at a strike price of $0.216 per share.

On April 2, 2011, the Board approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

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

See Note 7 “Net Loss Per Common Share,” for the impact on the Company’s earnings per share amounts as a result of the reverse stock split. This reverse stock split resulted in the reduction of approximately 344,885,000 shares of common stock and was accounted for by the transfer of $343,850 from common stock to additional paid-in-capital which is the amount equal to the par value of the reduction of shares to effect the reverse stock split.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the nine months ended April 30, 2011 and 2010.

	Nine Months Ended			Nine Months Ended
	April 30, 2011			April 30, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(378,949)			$(589,870)

Basic loss per common share	(378,949)	1,175,099	(0.32)	(589,870)	1,150,007	(0.51)

Effect of dilutive securities	-			-

Diluted loss er common share	$(378,949)	1,175,099	(0.32)	$(589,870)	1,150,007	(0.51)

 Net loss per common share for the nine months ended April 30, 2010 has been revised. This revision was immaterial to the Company’s consolidated results of operations and financial position. All share and per share amounts have been restated to reflect the one-for-three hundred reverse stock split as discussed in Note 6.

The amounts previously reported for nine months and three months ended April 30, 2010, were as follows:

	Nine Months Ended	Three Months Ended
	April 30, 2010	April 30, 2010
Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding -Basic and Diluted	345,000,000	345,000,000

Note 8. Related Party Transactions

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Sky Power. At April 30, 2011 and July 31, 2010, Blue Diamond was owed $4,273,838 and $4,321,358, respectively. During the three and nine months ended April 30, 2011 the Company converted $47,520 of debt for 220,000 shares of common stock at a strike price of $0.216 per share.  During the nine months ended April 30 2010, the Company did not receive or make any payments to Blue Diamond.  Interest for the nine months ended April 30, 2011 and 2010, was $323,149 and $351,250,  respectively.  Interest for the three months ended April 30, 2011 and 2010, was $105,305and $133,406,  respectively.  The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per annum.

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (chief executive and principal financial officer) for which it  received an advance of $74,000 and repaid $0.   The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years has been from its former parent, Li-ion Motors. At April 30, 2011 and July 31, 2010, the Company owed Li-ion Motors $849,067 and $841,207, respectively.  During the nine months ended April 30, 2011 and 2010, the Company received advances totaling $176,710 and $756,504, respectively; and made payments totaling $168,850  ($74,000 in cash  and $94,850  in reimbursement for one leased employee) and $441,781, respectively.  During the three months ended April 30, 2011 and 2010, the Company received advances totaling $67,430 and $593,287, respectively; and made payments  totaling $54,440 (in reimbursement for one leased employee) and $104,809, respectively.  The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 10. Income Taxes

At April 30, 2011 and July 31, 2010, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.6 million and $1.6 million at April 30, 2011 and July 31, 2010, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.5  million and $6.2  million at April 30, 2011 and July 31, 2010 respectively, will begin to expire in 2022.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs.  The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Note 11. Commitments and Contingencies

The Company entered into a month to month lease agreement with Li-ion Motors Corp. for 5,000 square feet within Li-ion Motors’ Mooresville facility on April 16, 2008 at the rate of $2,894. Approximately 80% of this space has been converted into offices and a battery development workshop including a dry room.

Total rent expense for the three months ended April 30, 2011 and 2010, was $10,656 and $10,125, respectively. Rental expense for the nine months ended April 30, 2011 and 2010, was $31,694 and $30,375,  respectively.

 Note 12. Subsequent Events

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Eurolink Corporation (“Eurolink”) and on June 8, 2011 Eurolink converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.216 per share.

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Heritage Asset Management, Inc. (“Heritage”) and on June 8, 2011 Heritage converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.216 per share.

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Kisumu S.A. (“Kisumu”) and on June 8, 2011 Kisumu converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.216 per share.

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Starglow Asset, Inc. (“Starglow”) and on June 8, 2011 Starglow converted the assigned note for 1,000,000 shares of Common Stock at a strike price of $0.216 per share.

On May 4, 2011, Blue Diamond assigned $453,600 of its debt to Domino Developments, Inc. (“Domino”) and on June 8, 2011 Domino  converted the assigned note for 2,100,000 shares of Common Stock at a strike price of $0.216 per share.

On May 4, 2011, Blue Diamond assigned $453,600 of its debt to Honeycomb Developments, LLC (“Honeycomb”) and on June 8, 2011 Honeycomb  converted the assigned note for 2,100,000 shares of Common Stock at a strike price of $0.216 per share.

On May 4, 2011, Blue Diamond assigned $453,600 of its debt to Legend International, LLC (“Legend”) and on June 8, 2011 Legend converted the assigned note for 2,100,000 shares of Common Stock at a strike price of $0.216 per share.

On June 8, 2011, Blue Diamond  converted the principal balance of its note of $2,049,037.52 for 9,486,285 shares of Common Stock at a strike price of $0.216 per share.

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

Introduction

We were incorporated on July 15, 2002 under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with Li-ion Motors on April 15, 2008, for the license of the development of their lithium battery technology.  We sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.  To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008 and on April 2, 2011, we merged with our wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.  .

On April 2, 2011, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

A three-for-one forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, for the forward split changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000.

Results Of Operations for the Three and Nine months Ended April 30, 2011

We incurred a net loss of $121,166  during the three months ended April 30, 2011, which included: general and administrative (G&A) costs of $31,549; research and development (“R&D”) expenses of  $6,080; and other income of $21,768.  During the nine months ended April 30, 2011, the Company  incurred a net loss of $378,949,  which included: G&A costs of $94,451, R&D expenses of $23,527 and other income.

2011 Compared to 2010

Our net loss for the three months ended April 30, 2011 decreased to $121,166 from $191,018 for the same period ending April 30, 2010.  The decrease was primarily due to a staff reduction in R&D and  the recognition of additional other income for a leased employee to our former parent, Li-ion Motors.

For the nine months ended April 30, 2011 our net loss decreased to $378,949 from $589,870 for the same period ending April 30, 2010. The decrease was primarily due to a staff reduction in R&D and  the recognition of additional other income for a leased employee to our former parent, Li-ion Motors.

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

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $2,894, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Li-ion Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed intellectual property.

Liquidity and Capital Resources

As of April 30, 2011, we had cash on hand of $178 and liabilities of $6,560,604 as compared with $6,238,978 at July 31, 2010, and our property plant and equipment decreased to $62,896 at April 30, 2011, as compared with $72,719 at July 31, 2010. Accounts payable and accrued expenses increased at April 30, 2011, to $1,363,699 as compared with $1,076,413 at July 31, 2010, and notes payable increased to $849,067 at April 30, 2011, as compared to $841,207 at July 31, 2010.

At April 30, 2011, we had a working capital  deficiency of $6,560,426 and a stockholders' deficit of $6,497,530.

We used net cash in operating activities of $81,838 in the nine months ended April 30, 2011, as compared with $352,200  in the comparable period in 2010, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2011 and $0 in 2010.

During the nine months ended April 30, 2011, we received $74,000 and repaid $0 to a related party as compared with advances from related parties of $523,703 and repayments of $610,400  in 2010.

During the nine months ended April 30, 2011, the Company converted $47,520 of its debt to Blue Diamond for 220,000 shares of common stock at a strike price of $0.216 per share.

For the nine months ended April 30, 2011, we received $176,710 from the proceeds of issuing a promissory note to Li-ion Motors Corp. and repaid $168,850, with a net effect of $7,860. During the nine months ended April 30, 2010, we received $756,504 from the proceeds of issuing a promissory note to Li-ion Motors Corp. and repaid $441,781, with a net effect of $314,723.

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

SKY POWER SOLUTIONS CORP.

By:	/s/ Mehboob Charania
Chief Executive Officer and Principal Financial Officer

Date: June 14, 2011