Form 10-K
period 2011-07-31
SKY POWER SOLUTIONS CORP.
filed 2011-11-15
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2011
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
Common Stock, Par value $0.001per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2011 was $63,472, based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 28, 2011, there were 21,157,316  shares of common stock outstanding.

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This  Annual  Report  contains   historical   information  as  well  as forward-looking  statements.  Statements looking forward in time are included in this  Annual  Report  pursuant  to the safe  harbor  provisions  of the  Private Securities  Litigation  Reform Act of 1995.  Such  statements  involve known and unknown  risks and  uncertainties  that may cause our  actual  results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important  factors  described elsewhere in this Form 10-K, the following forward looking  statements,  among others,  sometimes  have  affected,  and in the future could affect,  our actual results and could cause our actual results during  2011 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Background

We were incorporated on July 15, 2002 under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with Li-ion Motors on April 15, 2008, for the license of the development of their lithium battery technology.  We sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.  To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008 and on April 5, 2011, we merged with our wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.

We entered into a license agreement with Li-ion Motors on April 15, 2008, for the license of the technology related to the development of their lithium battery technology. We also leased space within Li-ion’s plant and created a chemical lab and manufacturing facility to begin work on the lithium battery technology we had licensed .

Recent Developments

Effective April 26, 2011, we filed with the Secretary of State of Nevada (“SOSN”)  a Certificate of Change that effected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

On April 26, 2011, the Board approved the conversion of the Company’s debt with Blue Diamond Investments, Inc. and its assignees in the amount of $4,321,358 to be converted into 20,007,309 shares of the Company’s common stock. Conversion was effective May 4, 2011.

On June 6, 2011, the Board approved the filing of a Certificate of Amendment with the SOSN which gave the Company the authority to issue 100 million shares of common stock and 10 million shares of preferred stock.

The mailing address for our executive office is 420 N Nellis Blvd., Suite A3-146 Las Vegas, Nevada 89110. We share lithium battery developmental space with Li-ion in North Carolina. The telephone number of our principal executive office is (702) 425-7376.

Liquidity and Capital Resources

As of July 31, 2011, we had cash on hand of $7.  During the year ended July 31, 2011, we  incurred a net loss of $474,647.  On July 31, 2011, we had a working capital deficiency of $2,379,840 and a stockholders' deficit of $2,319,391.

We had 21,157,316 shares of common stock issued and outstanding as of October 28, 2011.  Our common stock is quoted on the OTC Bulletin Board and the OTCQB of the OTC Markets Group.

General

Currently we have under development a Stand Alone Residential Solar Concentrating Electric Power Generation System. Our system has proprietary elements that make it unique, with better functionality than  other systems.  We designed and developed this system as the North American Power Grid will not support  the recharging of anticipated sales of total electric vehicles and other electric needs in the coming years. We are developing safe rechargeable battery systems for varied applications ranging from portable electronics to onboard energy storage in EVs. Lithium ion batteries are rechargeable and composed of cathode, anode, separator and electrolytes.  In 1990, Sony (Japan) introduced the lithium ion battery  and used an expensive cathode material, which was also unsafe. We are pioneering a superlattice cathode material for the use in lithium ion rechargeable batteries.

The lithium ion batteries that we plan to develop are rechargeable batteries composed of cells linked together, each cell created from lithiated cathode powder coated on aluminum foil (electrode material that the electron flows out from during charge) and anode powder coated on copper foil (electrode material that the electro flows into during charge) with a separator (polymer material in between anode and cathode) in a mixture of electrolytes, which is an ionically conductive medium.

Our goal is to continually improve our proprietary semi-solid synthesis process for the development of lithium ion rechargeable battery technologies to meet the growing needs for a less expensive, high-energy density, extended life and fast recharging battery while keeping safety as a priority.

We use a proprietary superlattice cathode material and its technically advanced synthesis process. Our other technical expertise includes Battery Management Systems (“BMS”) and a high current rate battery charger. A typical battery pack will consist of a number of lithium ion cells and a BMS.

Our technology development is in the initial phase of prototyping and testing. Once a prototype is successfully obtained, we plan to work closely with production specialists in the battery industry and material synthesis to lead the battery manufacturing unit along with marketing and sales teams. Our primary focus will then simultaneously operate research and development, production and marketing of the new products.

Sources and Availability of Raw Materials

We will use raw materials from several manufacturers in the United States, such as Alfa Aesar, Pred Chemicals, TIMCAL and Ferro Corporation. We use different types of lithium, manganese, cobalt, nickel and titanium salts, electrolytes, copper and aluminum foil which are available in large scale.

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

We have agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Li-ion Motors has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement As of fiscal year ended July 31 2011, we are still not in compliance under this covenant.

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

Competition

Our lithium battery development operations face substantial competition from other companies which have significantly greater financial resources than we do.  At this time the lithium ion battery market is controlled by Asian manufacturers, and the Company is not aware of any volume battery manufacturer in the United States.  LIB manufacturing moved out from USA in earlier days citing the complicated and costly manufacturing process. Our Solar Power Generation System faces substantial competition from other companies.

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

Employees

As of the date of this report, we have one full time employee.  We hire consultants as necessary.

Research and Development Expenditures

We incurred $169,204 of research and development expenditures in the year ended July 31, 2010, and $29,753 of such expenditures in the year ended July 31, 2011.

 Patents and Trademarks

We have licensed patents and provisional patent applications involving rechargeable battery cathode material and battery management systems from Li-ion Motors.  We have acquired a U.S. patent for technology involving varied current and voltage rating battery packs. These patent rights enable us to customize and commercialize the battery packs inside electric vehicles according to the customer’s power requirements. This technology also gives us the ability to select a parallel or series combination of cells to produce a battery pack.  In addition, on June 20, 2011, we applied for a patent for a stand- alone, residential solar concentrating, electric power generation system. This unit has several unique features; that allow the use of less cells, the ability to use generated heat in water heaters, smaller size and weight. Consumers who have this system will have savings on energy consumption and the ability to see excess power back to the utility company.

Item 1A. Risk Factors.

You should be particularly  aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

The current worldwide economic slowdown could have a material adverse impact on our product research and developmental activities and planned commercialization of our lithium battery technology.

The automotive industry is cyclical in nature and tends to reflect general economic conditions. The U.S. and other world economies are in an economic slowdown or a recession, which could last well into 2012 and beyond. The recession may lead to a significant decline in prices and demand for automotive power train components, which would in turn adversely affect the demand for our proposed lithium battery products.

We do not have sufficient revenues to sustain our operations.

We have not had sufficient revenues  from our operations to operate without substantial loans from a former major stockholder.  As of July 31, 2011, we had a minimum amount of cash on hand.  During our fiscal year ended July 31, 2011, we incurred a net loss of $474,647; a working capital deficiency of  $2,379,840; and a  stockholders' deficit of $2,319,391. We expect that we will continue to incur operating losses in the future in connection with the development of our lithium battery technology and our solar generation system. If development, production, and sales of lithium batteries and the solar systems are not actualized in the near future it will adversely affect the company.  Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

None.

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of July 2011, there were approximately17 record owners of the Company's Common Stock. The Company's Common Stock is quoted on the National Association of Securities Dealers OTCBB Bulletin Board under the symbol “SPOW.OB”. Our Common Stock is also quoted on the Pink OTC Markets OTCQB market.

Period	High*	Low*

August 1, 2008 to October 31, 2008	$0.6900	$0.2700
November 1, 2008 to January 31, 2009	$0.2000	$0.0500
February 1, 2009 to April 30, 2009	$0.2200	$0.0500
May 1, 2009 to July 31, 2009	$0.1500	$0.2600

August 1, 2009 to October 31, 2009	$0.7600	$0.1300
November 1, 2009 to January 31, 2010	$0.1800	$0.0300
February 1, 2010 to April 30, 2010	$0.0600	$0.0300
May 1, 2010 to July 31, 2010	$0.0500	$0.0100

August 1, 2010 to October 31, 2010	$0.0045	$0.0029
November 1, 2010 to January 31, 2011	$0.0050	$0.0020
February 1, 2011 to April 30, 2011	$0.1000	$0.0012
May 1, 2011 to July 31, 2011	$1.8000	$0.2600

* Prices have been adjusted to reflect the 3-for-1 forward split effective October 19, 2009 and the 1-for-300 reverse split effective April 26, 2011.

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

None

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

Introduction

We were incorporated on July 15, 2002 under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with Li-ion Motors on April 15, 2008, for the license of the development of their lithium battery technology.  We sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.  To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008 and on April 5, 2011, we merged with our wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.

A three-for-one forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, for the forward split changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000.  On April 2, 2011, the Board approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.  The Certificate of Change was effective April 26, 2011.

Results Of Operations for the Year Ended July 31, 2011

We incurred a net loss of $474,647 in the year ended July 31, 2011, which included general and administrative costs of $157,276.

2011 Compared to 2010

Our net loss for the year ended July 31, 2011 decreased to $474,647 from $796,949 for the same period ending July 31, 2010.

Plan of Operations

Commercial Initiatives

We have developed a standalone residential solar generation system. When testing is completed, we will work with manufactures to rapidly make these available to homeowners. We are also developing rechargeable lithium ion batteries for power production for a variety of uses.  We plan to pioneer  a superlattice cathode material for the use in lithium ion rechargeable batteries.

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

5.2   Liquidity and Capital Resources

As of July 31, 2011, we had cash on hand of $7 and liabilities of $2,381,635, as compared with $6,238,978 at July 31, 2010; and our property plant and equipment decreased to $60,448 at July 31, 2010, as compared with $72,719 for 2010. Accounts payable and accrued expenses increased at July 31, 2011, to $1,445,708 as compared with $1,076,413 at July 31, 2010, and advances and due to related parties decreased to $935,927 at July 31, 2011, as compared to $5,162,565 for 2010.

At July 31, 2011, we had a working capital  deficiency of $2,379,840 and a stockholders' deficit of $2,319,391.

We used net cash in operating activities of $94,872 in the year ended July 31, 2011, as compared with $303,490 in the comparable period in 2010, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 in 2011and $0  in 2010.

In the year ended July 31, 2011, we received $173,600 in advances from a related party, and made payments to the  related party of $0, as compared with advances from the related party of $533,403  in 2010, and payments to the related party of $1,071,153.

During the year ended July 31, 2011 we received $208,587 from the proceeds from our promissory note to Li-ion Motors Corp. and repaid $287,467 as compared to advances received in 2010, of $1,282,988 and repayment of $441,781.

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

SKY POWER SOLUTIONS CORP.

FINANCIAL STATEMENTS

July 31, 2011

SKY POWER SOLUTIONS CORP.

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Skypower Solutions Corp.
Las Vegas, NV

We have audited the accompanying balance sheets of Skypower Solutions Corp. (formerly Superlattice Power , Inc.) (collectively, the “Company”) as of July 31, 2011 and 2010, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2011 and 2010 financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2011 and 2010, and the results of its operations and its cash flows each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of July 31, 2011, current liabilities exceeded current assets by $2.4 million and had a stockholders’ deficiency of approximately $2.3 million.  These factors and others described in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Madsen & Associates, CPA's Inc.
Madsen & Associates, CPA's Inc.

November 9, 2011

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
(A Development Stage Company)
Balance Sheets

	July 31,
	2011	2010
Assets

Current assets:

Cash and cash equivalents	$7	$158
Other current assets	1,788	-

Total current assets	1,795	158
Property and equipment, net	60,448	72,719

Total assets	$62,243	$72,877

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$1,445,707	$1,076,413
Advances	762,327	841,207
Due to related parties	173,600	4,321,358

Total current liabilities	2,381,634	6,238,978

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized as of July 31, 2011; 21,157,316 and 1,150,007 issued and outstanding at July 31, 2011 and July 31, 2010 respectively.	21,157	1,150

Additional paid-in capital	4,434,118	132,768
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,170,043)	(1,695,396)

Stockholders' deficiency	(2,319,391)	(6,166,101)

Total liabilities and stockholders' deficiency	$62,243	$72,877

See accompanying notes to financial statements

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
(A Development Stage Company)
Statements of Operations

			For the Period Entering
	For the Year Ended		the Development Stage
	July 31,		August 1, 2008
	2011	2010	- July 31, 2011
Net sales	$-	$-	$-

Operating expenses:
General and administrative	157,276	216,789	579,470
Research and development	29,753	169,204	438,501

Loss from operations	(187,029)	(385,993)	(1,017,971)

Other (expenses)/income
Interest expense	(368,814)	(410,956)	(1,233,270)
Other income	81,196	-	81,196

Net loss before provision for (benefit from) income taxes	(474,647)	(796,949)	(2,170,045)

Provision for (benefit from) income taxes	-	-	-

Net loss	$(474,647)	$(796,949)	$(2,170,045)

Net loss per common share - basic and diluted	$(0.08)	$(0.69)

Weighted average number of common shares outstanding -
basic and diluted	6,033,926	1,150,007

See accompanying notes to financial statements

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			For the Period Entering
	Year Ended		the Development Stage
	July 31,		August 1, 2008
	2011	2010	- July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(474,647)	$(796,949)	$(2,170,043)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	12,268	68,542	93,192
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,788)	3,314	(1,788)
Accounts payable and accrued expenses	369,296	421,603	1,281,449
Net cash used in operating activities	(94,871)	(303,490)	(797,190)

CASH FLOWS FROM INVESTING ACTIVITIES :
Additions to property and equipment	-	-	(17,015)
Net cash used in investing activities	-	-	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES :
Proceeds from advances	208,587	1,282,988	1,491,575
Advances from related parties	173,600	533,403	1,150,743
Payments on advances	(287,467)	(441,781)	(729,248)
Payments to related parties	-	(1,071,153)	(1,114,553)
Net cash provided by financing activities	94,720	303,457	798,517

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(151)	(33)	(15,688)
Cash and cash equivalents at beginning of year	158	191	15,695

Cash and cash equivalents at end of year	$7	$158	$7

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$4,321,358	$-	$4,321,358

See accompanying notes to financial statements

Sky Power Solutions Corp.
(Formerly Superlattice Power, Inc.)
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted

	Number of Common Shares	Common Shares $0.001 Par Value	Additional paid in capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total

Balance August 1, 2008	1,150,007	$1,150	$132,768	$(4,604,623)	$-	$(4,470,706)
Net Loss	-	-	-	-	(898,447)	(898,447)
Balance - July 31, 2009	1,150,007	1,150	132,768	(4,604,623)	(898,447)	(5,369,153)
Net Loss	-	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	1,150,007	1,150	132,768	(4,604,623)	(1,695,396)	(6,166,102)
Issuance of common stock for related party advances	20,007,309	20,007	4,301,350	-	-	4,321,358
Net Loss	-	-	-	-	(474,647)	(474,647)
Balance - July 31, 2011	21,157,316	$21,157	$4,434,118	$(4,604,623)	$(2,170,043)	$(2,319,391)

See accompanying notes to financial statements

SKY POWER SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Note 1. Financial Statement Presentation

Sky Power Solutions Corp. (the “Company” or “Sky Power”) (formerly Superlattice Power, Inc.), following the merger with our wholly-owned subsidiary on April 5, 2011 (formed for the sole purpose of merging with its parent), continues to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors Corp. (“Li-ion Motors”), the Company’s former parent.

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

Under the terms of the License Agreement, the Company agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products.  To date, we have not met the minimum requirements in the development of the technology, and therefore, are not compliant with our obligations under this covenant of the License Agreement.  Li-ion Motors has advised the Company that it will not give notice of default against the Company for its failure to comply with this covenant over the term of the License Agreement.

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

Basis of Presentation

Going Concern

The Company’s financial statements for the year ended July 31, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in 2011 and as of July 31, 2011, there was a working capital deficit of approximately $2.4 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company's ability to raise additional capital is affected by trends and uncertainties beyond its control.  The Company does not currently have any arrangements for financing and it may not be able to find such financing if required.  Obtaining additional financing would be subject to a number of factors, including investor sentiment.  Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Common Stock

On September 17, 2009, the Board declared a three-for-one forward stock split that was effected in the form of a stock dividend.

Effective April 26, 2011, we filed with the Secretary of State of Nevada (“SOSN”) a Certificate of Change that effected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

On June 6, 2011, the Board approved the filing of a Certificate of Amendment with the SOSN which gave the Company the authority to issue 100 million shares of common stock and 10 million shares of preferred stock.

On May 4, 2011, debt to Blue Diamond and its assignees in the amount of $4,321,358 was converted into 20,007,309 shares of the Company’s common stock.

All per share amounts have been restated to reflect the stock splits. See Note 6 “Common Stock”, for further discussion.

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

Evaluation of Long-Lived Assets

The Company reviews property and equipment for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”.  An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.

Advertising

Advertising costs are generally expensed and are included in selling, general and administrative expenses.  Total advertising expenditures for the years ended July 31, 2011 and 2010, were approximately $3,160 and $2,605, respectively.

Research and Development

The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. As of July 31, 2011 and 2010, there have been expenses allocated to research and development. For the years ending July 31, 2011 and 2010,R&D consisted of  salaries, payroll taxes, and benefits which amounted to $29,753 and $169,204, respectively.

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

As of July 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended July 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of July 31, 2011 and 2010.

		Assets at Fair Value as of July 31, 2011 and 2010 Using
		Quoted Prices in
		Activated Markets for	Significant Other	Significant Observable
		Identical Asssets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
July 31, 2011
Cash and cash equivalents	$7	$7	$-	$-

July 31, 2010
Cash and cash equivalents	$158	$158	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of July 31, 2011.

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

Note 4. Property and Equipment

Property and equipment at consists of:

	July 31,
	2011	2010

Equipment	$131,455	$131,455
Leasehold improvements	26,360	26,360

Property and equipment, gross	157,815	157,815
Less: Accumulated depreciation	(97,367)	(85,096)

Property and equipment, net	$60,448	$72,719

Depreciation expense for the years ended July 31, 2011 and 2010, was $12,268 and $68,542, respectively.

In January 2009, a private company provided Sky Power with equipment in exchange for Sky Power’s battery prototypes for testing. The equipment was received in the manufacturing facility, and was recorded at appraised value of $103,025.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2011 and  2010 consisted of:

	July 31,
	2011	2010

Accounts payable	$54,983	$36,690
Wages, paid leave and payroll related taxes	5,383	23,196
Other accrued expenses	25,000	25,000
Accrued interest - related parties	1,360,341	991,527

Total	$1,445,707	$1,076,413

Note 6. Common Stock

On June 6, 2011, we filed a Certificate of Amendment with the SOSN which gave the Company the authority to issue 100 million shares of common stock and 10 million shares of preferred stock.

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Eurolink Corporation (“Eurolink”) and Eurolink converted the assigned note for 1,000,000 shares of Common Stock at $0.216 per share.

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Heritage Asset Management, Inc. (“Heritage”) and Heritage converted the assigned note for 1,000,000 shares of Common Stock at $0.216 per share.

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Kisumu S.A. (“Kisumu”) and Kisumu converted the assigned note for 1,000,000 shares of Common Stock at $0.216 per share.

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Starglow Asset, Inc. (“Starglow”) and Starglow converted the assigned note for 1,000,000 shares of Common Stock at $0.216 per share.

On May 4, 2011, Blue Diamond assigned $453,600 of its debt to Domino Developments, Inc. (“Domino”) and Domino  converted the assigned note for 2,100,000 shares of Common Stock at $0.216 per share.

On May 4, 2011, Blue Diamond assigned $453,600 of its debt to Honeycomb Developments, LLC (“Honeycomb”) and on Honeycomb  converted the assigned note for 2,100,000 shares of Common Stock at $0.216 per share.

On May 4, 2011, Blue Diamond assigned $453,600 of its debt to Legend International, LLC (“Legend”) and Legend converted the assigned note for 2,100,000 shares of Common Stock at $0.216 per share.

On May 4, 2011, Blue Diamond  converted the principal balance of its note of $2,049,037.52 for 9,486,285 shares of Common Stock at $0.216 per share.

Effective April 26, 2011, we filed with SOSN a Certificate of Change that effected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

On April 25, 2011, the Board approved the conversion of $47,520 of debt due to Blue Diamond Investments for 220,000 shares of our common stock at $0.216 per share.

Conversion price was equal to fair market value of common share on the date of conversion.

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

See Note 7 “Net Loss Per Common Share,” for the impact on the Company’s loss per share amounts as a result of the 2011 reverse stock split. This reverse stock split resulted in the reduction of approximately 344,885,000 shares of common stock and was accounted for by the transfer of $343,850 from common stock to additional paid-in-capital which is the amount equal to the par value of the reduction of shares to effect the reverse stock split.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2011 and 2010.

	Year Ended			Year Ended
	July 31, 2011			July 31, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(474,647)			$(796,949)

Basic EPS	(474,647)	6,033,926	(0.08)	(796,949)	1,150,007	(0.69)

Effect of dilutive securities	-			-

Diluted EPS	$(474,647)	6,033,926	(0.08)	$(796,949)	1,150,007	(0.69)

Net loss per common share for the year ended July 31, 2010 has been revised. The amounts previously reported for the year ended July 31, 2010 were as follows:

Weighted shares outstanding, basic and diluted	345,000,000

Basic and deluted loss per common share	$(0.00)

Note 8. Related Party Transactions

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Sky Power. At July 31, 2011 and July 31, 2010, Blue Diamond was owed $0 and $4,321,358, respectively. During the year ended July 31, 2011 the Company converted the entire principal balance of $4,321,358 for 20,007,309 shares of common stock at a strike price of $0.216 per share with fractional shares rounded up.  During the year ended July 31, 2011, the Company did not receive or make any cash payments to Blue Diamond.  Interest for the year ended July 31, 2011 and 2010, was $368,814 and $410,381,  respectively. Interest due to Blue Diamond at July 31, 2011 and 2010, was $1,359,767 and $991,527, respectively, which is included in accounts payable and accrued expenses on the Company’s balance sheet. The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per annum.

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (chief executive and principal financial officer) for which it  received an advance of $74,000 and repaid $0.  The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years has been from its former parent, Li-ion Motors. At July 31, 2011 and 2010, the Company owed Li-ion Motors $762,327 and $841,207, respectively.  During the year ended July 31, 2011 and 2010, the Company received advances totaling $208,587 and $1,282,988, respectively; and made payments totaling $287,467 ($173,600 in cash  and $113,867 in reimbursement for one leased employee) and $441,781, respectively.  The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 10. Income Taxes

At July 31, 2011, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.75 million and $1.6 million at July 31, 2011 and July 31, 2010, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.6  million and $6.2  million at July 31, 2011 and July 31, 2010 respectively, will begin to expire in 2022.

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

Rent expense for the years ended July 31, 2011 and 2010, was $42,625 and $40,894,  respectively.

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

Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2011, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2011, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 1, 2011 are as follows:

Name	Age	Ofice

Mehboob Charnia	55	President, Chief Executive Officer, Treasurer, Secretary, and Director

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Mehboob Charnia was appointed our President,  Chief Executive Officer, Secretary Treasurer and Director on November 12, 2010.,. He graduated and received a degree as an industrial designer product specialist from The Ontario College of the Arts, in Toronto, Canada, in 1990-1991. He acted as secretary, treasurer, chief financial officer and a director of Li-ion Motors Corp. (a former controlling shareholder of the Company) from November 15, 2002, to November 28, 2008. Mr. Charania has also held the position of Secretary and was a Director of the Company from August 30, 2005 to November 28, 2008. Since June 2001, Mr. Charania  has  been the owner and operator of Infusion Bistro, a restaurant located in Calgary, Alberta. From 1998 to 2001, he acted as a manager at IBM's Calgary office.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than five  percent (5%) of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2011, all such filing requirements applicable to its officers and directors were complied with.

Item 11. Executive Compensation.

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Change in
						Non-Equity	Pension Value and
						Incentive	Nonqualified
						Plan	Deferred	All Other
Name and Principal				Stock	Option	Compensation	Compensation	Compensation
Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Awards $ (e)	Awards $ (f)	$ (g)	Earnings $ (h)	(i)

Mehboob Charnia,	2010	$-	$-	$-	$-	$-	$-	-
President and Chief
Executive Officer
	2011	-	-	-	-	-	-	-

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

Director Compensation

 We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended July 31, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as August 3, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of Beneficial
Name and Address of Beneficial Owner	Ownership	Percentage of Class

Blue Diamond Investments, Inc.	9,486,285 Common Shares	44.84%
51A Dean Street
Belize City, Belize

Domino Developments, Inc.	2,100,000 Common Shares	9.93%
Suite 100, Beachmont Business Center
St. Vincent and the Grenandines, West Indies

Honeycomb Developments, Inc.	2,100,000 Common Shares	9.93%
P.O. BOX 556
Nevis, West Indies

Legend International, LLC	2,100,000 Common Shares	9.93%
Hunkins Waterfront Plaza
Nevis, West Indies

(1) Based on 21,157,316 shares of common stock issued and outstanding as of August 3, 2011, following the 3-for-1 stock split effective October 19, 2009 and the 1-for-300 reverse stock split effective April 26, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company's principal financing source has been from its former parent, Li-ion Motors, Corp. At July 31, 2011 and July 31, 2010, the Company owed Li-ion Motors $762,327 and $841,207, respectively.  During the year ended July 31, 2011 and year ended July 31, 2010, the Company received advances totaling $208,587 and $1,282,988, respectively; and payments  totaled $287,467 ($173,600 in cash  and $113,867 in reimbursement for one leased employee) and $441,781, respectively.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

The Company has also received advances during 2011 from its Chief Executive and Principal Financial Officer, Mehboob Charania. At July 31, 2011 and July 31, 2010, the Company owed Mr. Charania $173,600 and $0, respectively.  The balance of the related party transactions are due within two weeks of the parties request and does not bear interest.  During the year ended July 31, 2011 and year ended July 31, 2010, the Company received advances totaling $173,600 and $0 respectively; and no payments have been made towards the related party advance during the years ended July 31, 2011 and 2010. We did not incur any interest during the years ended July 31, 2011 and July 31, 2010.

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Sky Power. At July 31, 2011 and July 31, 2010, Blue Diamond was owed $0 and $4,321,358, respectively. During the year ended July 31, 2011 the Company converted the entire principal balance of $4,321,358 for 20,007,309 shares of common stock at a strike price of $0.216 per share with fractional shares rounded up.  During the year ended July 31, 2011, the Company did not receive or make any cash payments to Blue Diamond.  Interest for the year ended July 31, 2011 and 2010, was $368,814 and $410,381,  respectively. Interest due to Blue Diamond at July 31, 2011 and 2010, was $1,359,767 and $991,527, respectively. The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per annum.

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

Effective April 16, 2008, we leased approximately 5,000 square feet of space (“Leased Space”) in Li-ion Motors Corp. North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement. The Leased Space is leased by Li-ion Motors Corp. to us on a month-to-month basis at a monthly rental of $2,984, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Li-ion Motors Corp. also sold us for the purchase price of $29,005, specified equipment and supplies related to the Licensed Field. Total rent expense for the years ended July 31, 2010 and 2009 amounted to $42,625 and $40,894, respectively.

On April 18, 2008, Blue Diamond Investments Inc., 51A Dean Street, Belize City, Belize, purchased  80,000,000 shares (split-adjusted) of our common stock from Li-ion Motors; following such purchase, Blue Diamond Investments, Inc. owned approximately 69% of our outstanding common stock and a majority of the voting power of our outstanding stock. The consideration furnished by Blue Diamond Investments, Inc. was $215,000.The source of funds used to acquire control of the Company was from the corporate funds of Blue Diamond Investments, Inc. At the fiscal year end July 31, 2011, Blue Diamond had 9,486,285 common shares, holding approximately 45% of the Company’s stock .

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Madsen & Associates for professional services rendered for the audit of our financial statement filed as part of our 2011 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended July 31, 2011and 2010, are $30,000 and $43,726, respectively.

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

3.1b
Certificate of Change, effective October 19, 2009, providing for a 3-for-1 stock split and increase in authorized common stock (Incorporated by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K,filed with the Commission on October 29, 2010.)

3.1c
Articles of Merger, filed April 7, 2011, between Sky Power Solutions Corp. and Superlattice Power, Inc. (Incorporated by reference to Exhibit 3.1c to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1d
Certificate of Change, effective April 26, 2011, providing for a 300-for-1 reverse stock split and decrease in authorized common stock.  (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1e
Certificate of Amendment to Articles of Incorporation, filed June 6, 2011. (Incorporated by reference to Exhibit 3.1e to the Company’s Current Report on Form 8-K, filed with the Commission on June 8, 2011.)

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

Date: November 15, 2011

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mehboob Charania
Mehboob Charania
(President, Chief Executive Officer and Director)
Date: November 15, 2011

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.