Form 10-Q
period 2011-10-31
SKY POWER SOLUTIONS CORP.
filed 2011-12-15
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2011
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

☐ Yes ☒ No

On December 12, 2011, there were 21,157,316 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2011 and 2010, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Sky Power Solutions Corp.
(A Development Stage Company)
Balance Sheets
(unaudited)

	October 31,	July 31,
	2011	2011
Assets

Current assets:

Cash and cash equivalents	$119	$7
Other current assets	1,300	1,788

Total current assets	1,419	1,795
Property and equipment, net	57,426	60,448

Total assets	$58,845	$62,243

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$1,450,018	$1,445,707
Advances	782,680	762,327
Due to related parties	173,600	173,600

Total current liabilities	2,406,298	2,381,634

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized as of October 31, 2011;
21,157,316 issued and outstanding at October 31, 2011 and July 31, 2011.

respectively.	21,157	21,157

Additional paid-in capital	4,434,118	4,434,118
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,198,105)	(2,170,043)

Stockholders' deficiency	(2,347,453)	(2,319,391)

Total liabilities and stockholders' deficiency	$58,845	$62,243

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Operations
(unaudited)

			For the Period Entering
	For the Three Months Ended		the Development Stage
	October 31,		August 1, 2008 -
	2011	2010	October 31, 2011
Net sales	$-	$-	$-

Operating expenses:
General and administrative	33,969	25,247	613,438
Research and development	6,716	9,145	445,216

Loss from operations	(40,685)	(34,392)	(1,058,654)

Other (expenses)/income
Interest expense	-	(108,922)	(1,233,270)
Other income	12,623	-	93,819

Net loss before provision for (benefit from) income taxes	(28,062)	(143,314)	(2,198,105)

Provision for (benefit from) income taxes	-	-	-

Net loss	$(28,062)	$(143,314)	$(2,198,105)

Net loss per common share - basic and diluted	$(0.00)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	21,157,316	1,150,007

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period Entering
			the Development Stage
	October 31,		August 1, 2008 -
	2011	2010	October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,062)	$(143,314)	$(2,198,105)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	3,022	2,867	96,214
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	488	-	(1,301)
Accounts payable and accrued expenses	4,311	69,352	1,285,760
Net cash used in operating activities	(20,241)	(71,095)	(817,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(17,015)
Net cash used in investing activities	-	-	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	35,976	71,065	1,527,551
Advances from related parties	-	-	1,150,743
Payments on advances	(15,623)	-	(744,871)
Payments to related parties	-	-	(1,114,553)
Net cash provided by financing activities	20,353	71,065	818,870

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	112	(30)	(15,577)
Cash and cash equivalents at beginning of year	7	158	15,695

Cash and cash equivalents at end of year	$119	$128	$119

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.001 Par Value	Additional paid in capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total

Balance August 1, 2008	1,150,007	$1,150	$132,768	$(4,604,623)	$-	$(4,470,706)
Net Loss	-	-	-	-	(898,447)	(898,447)
Balance - July 31, 2009	1,150,007	1,150	132,768	(4,604,623)	(898,447)	(5,369,153)
Net Loss	-	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	1,150,007	1,150	132,768	(4,604,623)	(1,695,396)	(6,166,102)
Issuance of common stock for related party advances	20,007,309	20,007	4,301,350	-	-	4,321,358
Net Loss	-	-	-	-	(474,647)	(474,647)
Balance - July 31, 2011	21,157,316	$21,157	$4,434,118	$(4,604,623)	$(2,170,043)	$(2,319,391)
Net Loss	-	-	-	-	(28,062)	(28,062)
Balance - October 31, 2011	21,157,316	$21,157	$4,434,118	$(4,604,623)	$(2,198,105)	$(2,347,453)

See accompanying notes to unaudited financial statements

SKY POWER SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2011
(unaudited)

Note 1. Financial Statement Presentation

Sky Power Solutions Corp. (the “Company” or “Sky Power”) following the merger with our wholly-owned subsidiary on April 5, 2011 (formed for the sole purpose of merging with its parent), continues to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors Corp. (“Li-ion Motors”), the Company’s former parent.

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

Basis of Presentation

Going Concern

The Company’s financial statements for the period ended October 31, 2011, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of October 31, 2011, there was a working capital deficit of approximately $2.4 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Effective April 26, 2011, the Company filed with SOSN a Certificate of Change that effected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

On June 6, 2011, the Board approved the filing of a Certificate of Amendment with the Secretary of State of Nevada (“SOSN”) which gave the Company the authority to issue 100 million shares of common stock and 10 million shares of preferred stock.

On May 4, 2011, debt to Blue Diamond and its assignees in the amount of $4,321,358 was converted into 20,007,309 shares of the Company’s common stock.

All common stock references have been restated to reflect the stock splits. See Note 6 “Common Stock”, for further discussion.

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the three months ended October 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of October 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended October 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of October 31, 2011 and July 31, 2011.

		Assets at Fair Value Using

		Quoted Prices in Activated Markets for Identical Asssets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
October 31, 2011
Cash and cash equivalents	$119	$119	$-	$-

July 31, 2011
Cash and cash equivalents	$7	$7	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of October 31, 2011.

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

Note 4. Property and Equipment

Property and equipment consists of:

	October 31, 2011	July 31, 2011

Equipment	$131,455	$131,455
Leasehold improvements	26,360	26,360

Property and equipment	157,815	157,815
Less: Accumulated depreciation	(100,389)	(97,367)

Property and equipment, net	$57,426	$60,448

Depreciation expense for the three months ended October 31, 2011 and 2010, was $3,022 and $2,867, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	October 31, 2011	July 31, 2011

Accounts payable	$80,048	$54,983
Wages, paid leave and payroll related taxes	7,129	5,383
Other accrued expenses	2,500	25,000
Accrued interest - related parties	1,360,341	1,360,341

Total	$1,450,018	$1,445,707

Note 6. Common Stock

On June 6, 2011, the Company filed a Certificate of Amendment with the Secretary of State of Nevada (“SOSN”) which gave the Company the authority to issue 100 million shares of common stock and 10 million shares of preferred stock

On May 4, 2011, Blue Diamond assigned $216,000 of its debt to Eurolink Corporation (“Eurolink”) and Eurolink converted the assigned note for 1,000,000 shares of Common Stock at $0.216 per share.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended October 31, 2011 and 2010.

	Three Months Ended			Three Months Ended
	October 31, 2011			October 31, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(28,062)			$(143,314)

Basic loss per common share	(28,062)	21,157,316	(0.00)	(143,314)	1,150,007	(0.12)

Effect of dilutive securities	-			-

Diluted loss er common share	$(28,062)	21,157,316	(0.00)	$(143,314)	1,150,007	(0.12)

Net loss per common share for the three months ended October 31, 2010 has been revised. All share and per share amounts have been restated to reflect the one-for-three hundred reverse stock split as discussed in Note 6.

The amounts previously reported for the three months ended October 31, 2010, were as follows:

Three Months Ended
October 31, 2010
Basic and Diluted Loss Per Common Share	$(0.00)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	345,000,000

Note 8. Related Party Transactions

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Sky Power. At October 31, 2011 and July 31, 2011, Blue Diamond was owed $0 and $0, respectively. During the three months ended October 31 2011, the Company did not receive or make any payments to Blue Diamond.  Interest for the three months ended October 31, 2011 and 2010, was $0 and $108,922,  respectively.  Interest due to Blue Diamond at October 31, 2011 and July 31, 2011, was $1,359,767 and $1,359,767, respectively, which is included in accounts payable and accrued expenses on the Company’s balance sheet. The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per annum.

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (chief executive and principal financial officer) for which we have  received an advance of $173,600 and repaid $0.   The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years has been from its former parent, Li-ion Motors. At October 31, 2011 and July 31, 2011, the Company owed Li-ion Motors $782,680 and $762,327, respectively.  During the three months ended October 31, 2011 and 2011, the Company received advances totaling $35,976 and $71,065, respectively; and made payments  totaling $15,263 ($3,000 in cash  and $12,263 in reimbursement for one leased employee) and $0, respectively.  The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 10. Income Taxes

At October 31, 2011 and July 31, 2011, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.8 million and $1.8 million at October 31, 2011 and July 31, 2011, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.6  million and $6.6  million at October 31, 2011 and July 31, 2011, respectively, will begin to expire in 2022.

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

Total rent expense for the three months ended October 31, 2011 and 2010, was $10,931 and $10,519, respectively.

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

Results Of Operations for the Three months Ended October 31, 2011

We incurred a net loss of $28,062 during the three months ended October 31, 2011, which included: general and administrative (G&A) costs of $33,969; research and development (“R&D”) expenses of $6,716; and other income of $12,623.

2011 Compared to 2010

Our net loss for the three months ended October 31, 2011 decreased to $28,062 from $143,314 for the same period ending October 31, 2010.  The decrease was primarily due to a staff reduction in R&D; no interest expense from debt; and  the recognition of additional other income for a leased employee to our former parent, Li-ion Motors.

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

Liquidity and Capital Resources

As of October 31, 2011, we had cash on hand of $119 and liabilities of $2,406,298 as compared with $2,381,634 at July 31, 2011, and our property plant and equipment decreased to $57,426 at October 31, 2011, as compared with $60,448 at July 31, 2011. Accounts payable and accrued expenses increased at October 31, 2011, to $1,450,018 as compared with $1,445,707 at July 31, 2011, and advances and due to related parties increased to $956,280 at October 31, 2011, as compared to $935,927 at July 31, 2011.

At October 31, 2011, we had a working capital  deficiency of $2,404,879 and a stockholders' deficit of $2,347,453.

We used net cash in operating activities of $20,241 in the three months ended October 31, 2011, as compared with $71,095  in the comparable period in 2010, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2011 and $0 in 2010.

During the three months ended October 31, 2011, we received $0 and repaid $0, to a related party as compared with advances from related parties of $0 and repayments of $0  in 2010.

During the three months ended October 31, 2011 we received $35,976 from the proceeds from our promissory note to Li-ion Motors Corp. and repaid $15,623 as compared to advances received in 2010, of $71,065 and repayment of $0.

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

Date: December 15, 2011