Form 10-Q
period 2012-01-31
SKY POWER SOLUTIONS CORP.
filed 2012-03-21
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2012
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
(702) 940-9940 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par value $0.001per share

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

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

On March 12, 2012, there were 21,157,316 shares of common stock outstanding.

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

The results of operations for the six months ended January 31, 2012 and 2011, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Sky Power Solutions Corp.
(A Development Stage Company)
Balance Sheets
(unaudited)

	January 31,	July 31,
	2012	2011
Assets

Current assets:

Cash and cash equivalents	$-	$7
Other current assets	813	1,788

Total current assets	813	1,795
Property and equipment, net	54,941	60,448

Total assets	$55,754	$62,243

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$1,464,564	$1,445,707
Advances	793,882	762,327
Due to related parties	173,600	173,600

Total current liabilities	2,432,046	2,381,634

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized as of January 31, 2012; 21,157,316 issued and outstanding at January 31, 2012 and July 31, 2011, respectively.	21,157	21,157

Additional paid-in capital	4,434,118	4,434,118
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,226,944)	(2,170,043)

Stockholders' deficiency	(2,376,292)	(2,319,391)

Total liabilities and stockholders' deficiency	$55,754	$62,243

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Six-Months Ended		For the Three Months Ended		For the Period
	January 31,		January 31,		August 1, 2008
	2012	2011	2012	2011	- January 31, 2012
Net sales	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	65,973	59,400	32,004	34,152	645,442
Research and development	10,812	17,447	4,096	8,302	449,312

Loss from operations	(76,785)	(76,847)	(36,100)	(42,454)	(1,094,754)

Other (expenses)/income
Interest expense	-	(217,844)	-	(108,922)	(1,233,270)
Other income	19,884	40,410	7,261	40,410	101,080

Net loss before provision for (benefit from) income taxes	(56,901)	(254,281)	(28,839)	(110,966)	(2,226,944)

Provision for (benefit from) income taxes	-	-	-	-	-

Net loss	$(56,901)	$(254,281)	$(28,839)	$(110,966)	$(2,226,944)

Net loss per common share - basic and diluted	$(0.00)	$(0.22)	$(0.00)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	21,157,316	1,150,007	21,157,316	1,150,007

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended		For the Period
	January 31,		August 1, 2008
	2012	2011	- January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,901)	$(254,281)	$(2,226,944)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	5,507	6,345	98,699
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	975	-	(813)
Accounts payable and accrued expenses	18,857	178,988	1,300,306
Net cash used in operating activities	(31,562)	(68,948)	(828,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(17,015)
Net cash used in investing activities	-	-	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	54,539	109,279	1,546,114
Advances from related parties	-	74,000	1,150,743
Payments on advances	(22,984)	(114,410)	(752,232)
Payments to related parties	-	-	(1,114,553)
Net cash provided by financing activities	31,555	68,869	830,072

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(7)	(79)	(15,695)
Cash and cash equivalents at beginning of period	7	158	15,695

Cash and cash equivalents at end of period	$-	$79	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(unaudited)

		Common			Deficit Accumulated
	Number of	Shares $0.001	Additional paid	Accumulated	During the
	Common Shares	Par Value	in capital	Deficit	Development Stage	Total

Balance August 1, 2008	1,150,007	$1,150	$132,768	$(4,604,623)	$-	$(4,470,705)
Net Loss	-	-	-	-	(898,447)	(898,447)
Balance - July 31, 2009	1,150,007	1,150	132,768	(4,604,623)	(898,447)	(5,369,152)
Net Loss	-	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	1,150,007	1,150	132,768	(4,604,623)	(1,695,396)	(6,166,101)
Issuance of common stock for related party advances	20,007,309	20,007	4,301,350	-	-	4,321,357
Net Loss	-	-	-	-	(474,647)	(474,647)
Balance - July 31, 2011	21,157,316	$21,157	$4,434,118	$(4,604,623)	$(2,170,043)	$(2,319,391)
Net Loss	-	-	-	-	(56,901)	(56,901)
Balance - January 31, 2012	21,157,316	$21,157	$4,434,118	$(4,604,623)	$(2,226,944)	$(2,376,292)

See accompanying notes to unaudited financial statements

SKY POWER SOLUTIONS CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2012
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

Basis of Presentation

Going Concern

The Company’s financial statements for the period ended January 31, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of January 31, 2012, there was a working capital deficit of approximately $2.4 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the six months ended January 31, 2012, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of January 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended January 31, 2012, and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of January 31, 2012, and July 31, 2011.

Assets at Fair Value Using

		Quoted Prices in Activated Markets for Identical Asssets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
January 31, 2012
Cash and cash equivalents	$-	$-	$-	$-

July 31, 2011
Cash and cash equivalents	$7	$7	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of January 31, 2012.

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

Note 4. Property and Equipment

Property and equipment consists of:

	January 31, 2012	July 31, 2011

Equipment	$131,455	$131,455
Leasehold improvements	26,360	26,360

Property and equipment	157,815	157,815
Less: Accumulated depreciation	(102,874)	(97,367)

Property and equipment, net	$54,941	$60,448

Depreciation expense for the six months ended January 31, 2012 and 2011, was $5,507 and $6,345, respectively.  For the three months ended January 31, 2012 and 2011, depreciation expense was $2,484 and $3,478, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	January 31, 2012	July 31, 2011

Accounts payable	$95,383	$54,983
Wages, paid leave and payroll related taxes	8,627	5,383
Other accrued expenses	213	25,000
Accrued interest - related parties	1,360,341	1,360,341

Total	$1,464,564	$1,445,707

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the six months ended January 31, 2012 and 2011.

	Three Months Ended			Three Months Ended
	January 31, 2012			January 31, 2011
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(56,901)			$(254,281)

Basic loss per common share	(56,901)	21,157,316	(0.00)	(254,281)	1,150,007	(0.22)

Effect of dilutive securities	-			-

Diluted loss per common share	$(56,901)	21,157,316	(0.00)	$(254,281)	1,150,007	(0.22)

Net loss per common share for the six months ended January 31, 2011, has been revised. All share and per share amounts have been restated to reflect the one-for-three hundred reverse stock split as discussed in Note 6.

The amounts previously reported for the three months ended January 31, 2011, were as follows:

	Six Months Ended	Three Months Ended
	January 31, 2011	January 31, 2011
Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	345,000,000	345,000,000

Note 8. Related Party Transactions

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Sky Power. At January 31, 2012 and July 31, 2011, Blue Diamond was owed $0 and $0, respectively. During the three and six months ended January 31 2012, the Company did not receive or make any payments to Blue Diamond.  Interest for the six months ended January 31, 2012 and 2011, was $0 and $217,844,  respectively.  Interest for the three months ended January 31, 2012 and 2011, was $0 and $108,922,  respectively.    Interest due to Blue Diamond at January 31, 2012 and July 31, 2011, was $1,359,767 and $1,359,767, respectively, which is included in accounts payable and accrued expenses on the Company’s balance sheet. The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per annum.

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (chief executive and principal financial officer) for which we have  received advances of $173,600 and repaid $0.   The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years has been from its former parent, Li-ion Motors. At January 31, 2012 and July 31, 2011, the Company owed Li-ion Motors $793,882 and $762,327, respectively.  During the six months ended January 31, 2012 and 2011, the Company received advances totaling $54,539 and $109,279, respectively; and made payments totaling $22,894 (all in the form of reimbursement for one leased employee) and $114,410  ($74,000 in cash and $40,410 in reimbursement for one leased employee), respectively.  During the three months ended January 31, 2012 and 2011, the Company received advances totaling $18,562 and $38,215, respectively; and made payments  totaling $7,361(all in the form of reimbursement for one leased employee)  and $114,410 ($74,000 in cash  and $40,410 in reimbursement for one leased employee), respectively.  The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 10. Income Taxes

At January 31, 2012 and July 31, 2011, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.8 million and $1.8 million at January 31, 2012 and July 31, 2011, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.6  million and $6.6  million at January 31, 2012 and July 31, 2011, respectively, will begin to expire in 2023.

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

Total rent expense for the six months ended January 31, 2012 and 2011, was $20,363and $21,038,  respectively. Rental expense for the three months ended January 31, 2012 and 2011, was $9,431 and $10,519, respectively.

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

Results Of Operations for the Six months Ended January 31, 2012

We incurred a net loss of $56,901 during the six months ended January 31, 2012, which included: general and administrative (G&A) costs of $65,973; research and development (R&D) expenses of  $10,812; and other income of $19,884.  During the three months ended January 31, 2012, the Company  incurred a net loss of $28,839  which included: G&A costs of $34,152, R&D expenses of $4,096 and other income of $7,261.

2012 Compared to 2011

For the six months ended January 31, 2011 our net loss decreased to $56,901 from $254,281 for the same period ending January 31, 2011. The decrease was primarily due to no interest expense from debt,  which was offset by the reduction in other income of $20,526 for a leased employee to our former parent, Li-ion Motors.

Our net loss for the three months ended January 31, 2012 decreased to $28,839 from $110,966 for the same period ending January 31, 2011.  The decrease was primarily due to no interest expense from debt,  which was offset by the reduction in other income of $33,149 for a leased employee to our former parent, Li-ion Motors.

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

Liquidity and Capital Resources

As of January 31, 2012, we did not have any cash on hand and liabilities of $2,432,046 as compared with $2,381,634 at July 31, 2011, and our property plant and equipment decreased to $54,941 at January 31, 2012, as compared with $60,448 at July 31, 2011. Accounts payable and accrued expenses increased at January 31, 2012, to $1,464,564 as compared with $1,445,707 at July 31, 2011, and advances and due to related parties increased to $967,482 at January 31, 2012, as compared to $935,927 at July 31, 2011.

At January 31, 2012, we had a working capital  deficiency of $2,431,233 and a stockholders' deficit of $2,376,292.

We used net cash in operating activities of $31,562 in the six months ended January 31, 2012, as compared with $68,948  in the comparable period in 2011, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2012 and $0 in 2011.

During the six months ended January 31, 2012, we received $0 and repaid $0, to a related party as compared with advances from related parties of $74,000 and repayments of $0  in 2011.

During the six months ended January 31, 2012, we received $54,539 from the proceeds from our promissory note to Li-ion Motors Corp. and repaid $22,984 as compared to advances received in 2010, of $109,279 and repayment of $114,410.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange   Act of 1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY POWER SOLUTIONS CORP.

By:	/s/ Mehboob Charania
Chief Executive Officer and Principal Financial Officer

Date: March 21, 2012