Form 10-Q
period 2012-04-30
SKY POWER SOLUTIONS CORP.
filed 2012-06-12
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2012

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

Common Stock, Par value $0.001per share[Missing Graphic Reference]

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

☐ Yes     ☒ No

On June 12, 2012, there were 24,907,316 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The results of operations for the nine months ended April 30, 2012 and 2011, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Sky Power Solutions Corp.
(A Development Stage Company)
Balance Sheets
(unaudited)

	April 30, 2012	July 31, 2011
Assets

Current assets:

Cash and cash equivalents	$-	$7
Other current assets	325	1,788

Total current assets	325	1,795
Property and equipment, net	52,534	60,448

Total assets	$52,859	$62,243

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$1,471,302	$1,445,707
Advances	698,208	762,327
Due to related parties	173,600	173,600

Total current liabilities	2,343,110	2,381,634

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized as of April 30, 2012; 24,907,316 and 21,157,316 issued and outstanding at April 30, 2012 and July 31, 2011, respectively.	24,907	21,157

Additional paid-in capital	4,542,868	4,434,118
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,253,403)	(2,170,043)

Stockholders' deficiency	(2,290,251)	(2,319,391)

Total liabilities and stockholders' deficiency	$52,859	$62,243

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Nine Months Ended April 30,		For the Three Months Ended April 30,		For the Period August 1, 2008
	2012	2011	2012	2011	- April 30, 2012
Net sales	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	92,432	94,451	26,459	31,549	671,901
Research and development	10,812	23,527	788	6,080	449,312

Loss from operations	(103,244)	(117,978)	(27,247)	(37,629)	(1,121,213)

Other (expenses)/income
Interest expense	-	(323,149)	-	(105,305)	(1,233,270)
Other income	19,884	62,178	-	21,768	101,080

Net loss before provision for (benefit from) income taxes	(83,360)	(378,949)	(27,247)	(121,166)	(2,253,403)

Provision for (benefit from) income taxes	-	-	-	-	-

Net loss	$(83,360)	$(378,949)	$(27,247)	$(121,166)	$(2,253,403)

Net loss per common share - basic and diluted	$(0.00)	$(0.33)	$(0.00)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	21,225,747	1,154,842	20,774,738	1,162,367

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,		For the Period August 1, 2008
	2012	2011	- April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,360)	$(378,949)	$(2,253,403)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	7,914	9,823	101,106
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	1,463	-	(325)
Accounts payable and accrued expenses	25,596	287,286	1,307,045
Net cash used in operating activities	(48,387)	(81,840)	(845,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(17,015)
Net cash used in investing activities	-	-	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	71,364	176,710	1,562,939
Advances from related parties	-	74,000	1,150,743
Payments on advances	(22,984)	(168,850)	(752,232)
Payments to related parties	-	-	(1,114,553)
Net cash provided by financing activities	48,380	81,860	846,897

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(7)	20	(15,695)
Cash and cash equivalents at beginning of period	7	158	15,695

Cash and cash equivalents at end of period	$-	$178	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$112,500	$47,520	$47,520

See accompanying notes to unaudited financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(unaudited)
	Number of Common Shares	Common Shares $0.001 Par Value	Additional paid in capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total

Balance August 1, 2008	1,150,007	$1,150	$132,768	$(4,604,623)	$-	$(4,470,705)
Net Loss	-	-	-	-	(898,447)	(898,447)
Balance - July 31, 2009	1,150,007	1,150	132,768	(4,604,623)	(898,447)	(5,369,152)
Net Loss	-	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	1,150,007	1,150	132,768	(4,604,623)	(1,695,396)	(6,166,101)
Issuance of common stock for related party advances	20,007,309	20,007	4,301,350	-	-	4,321,357
Net Loss	-	-	-	-	(474,647)	(474,647)
Balance - July 31, 2011	21,157,316	21,157	4,434,118	(4,604,623)	(2,170,043)	(2,319,391)
Issuance of common stock for related party advances	3,750,000	3,750	108,750	-	-	112,500
Net Loss	-	-	-	-	(83,360)	(83,360)
Balance - April 30, 2012	24,907,316	$24,907	$4,542,868	$(4,604,623)	$(2,253,403)	$(2,290,251)

See accompanying notes to unaudited financial statements

SKY POWER SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2012
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

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility. The leased space is suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The leased space is on a month-to-month basis with a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually.  Also, effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from Li-ion Motors for the purchase price of $29,005.

Basis of Presentation

Going Concern

The Company’s financial statements for the period ended April 30, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of April 30, 2012, there was a working capital deficit of approximately $2.3 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

On April 26, 2012, debt to Li-ion Motors was assigned to Frontline Asset Management (“Frontline”) and Winsor Capital (“Winsor”) in the amount of $125,000 which was converted into 3,750,000 shares of the Company’s common stock.

All common stock references have been restated to reflect the stock splits. See Note 6 “Common Stock”, for further discussion.

Note 2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  There were no significant changes to these accounting policies during the nine months ended April 30, 2012, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of April 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended April 30, 2012, and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of April 30, 2012, and July 31, 2011.

		Assets at Fair Value Using

	Total	Quoted Prices in Activated Markets for Identical Asssets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 2)
April 30, 2012
Cash and cash equivalents	$-	$-	$-	$-

July 31, 2011
Cash and cash equivalents	$7	$7	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of April 30, 2012.

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

Note 4. Property and Equipment

Property and equipment consists of:

	April 30, 2012	July 31, 2011

Equipment	$131,455	$131,455
Leasehold improvements	26,360	26,360

Property and equipment	157,815	157,815
Less: Accumulated depreciation	(105,281)	(97,367)

Property and equipment, net	$52,534	$60,448

Depreciation expense for the nine months ended April 30, 2012 and 2011, was $7,914 and $9,823, respectively.  For the three months ended April 30, 2012 and 2011, depreciation expense was $2,407 and $3,482, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	April 30, 2012	July 31, 2011

Accounts payable	$103,191	$54,983
Wages, paid leave and payroll related taxes	7,520	5,383
Other accrued expenses	250	25,000
Accrued interest - related parties	1,360,341	1,360,341

Total	$1,471,302	$1,445,707

Note 6. Common Stock

On April 26, 2012, L-ion Motors assigned $125,000 of its debt to Frontline and Frontline assigned $63,000 of the assigned note to Winsor.  Frontline converted the balance of the assigned note for 1,650,000 shares of Common Stock at $0.03 per share.  Winsor converted the assigned note for 2,100,000 shares of Common Stock at $0.03 per share.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the nine months ended April 30, 2012 and 2011.

	Three Months Ended			Three Months Ended
	April 30, 2012			April 30, 2011
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(83,360)			$(378,949)

Basic loss per common share	(83,360)	21,225,747	(0.00)	(378,949)	1,154,842	(0.33)

Effect of dilutive securities	-			-

Diluted loss per common share	$(83,360)	21,225,747	(0.00)	$(378,949)	1,154,842	(0.33)

Net loss per common share for the nine months ended April 30, 2011, has been revised. All share and per share amounts have been restated to reflect the one-for-three hundred reverse stock split as discussed in Note 6.

The amounts previously reported for the three months ended April 30, 2011, were as follows:

	Nine Months Ended	Three Months Ended
	April 30, 2011	April 30, 2011
Basic and Diluted Loss Per Common Share	$(0.32)	$(0.11)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	1,175,099	1,097,759

Note 8. Related Party Transactions

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Sky Power. At April 30, 2012 and July 31, 2011, Blue Diamond was owed $0 and $0, respectively. During the three and nine months ended January 31 2012, the Company did not receive or make any payments to Blue Diamond.  Interest for the nine months ended April 30, 2012 and 2011, was $0 and $217,844,  respectively.  Interest for the three months ended April 30, 2012 and 2011, was $0 and $108,922,  respectively.  Interest due to Blue Diamond at April 30, 2012 and July 31, 2011, was $1,359,767 and $1,359,767, respectively, which is included in accounts payable and accrued expenses on the Company’s balance sheet. The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per annum.

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (chief executive and principal financial officer) for which we have  received advances of $173,600 and repaid $0.  The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years has been from its former parent, Li-ion Motors. At April 30, 2012 and July 31, 2011, the Company owed Li-ion Motors $698,208 and $762,327, respectively.  During the nine months ended April 30, 2012 and 2011, the Company received advances totaling $71,364 and $176,710, respectively; and made payments totaling $22,894 (all in the form of reimbursement for one leased employee) and $168,850  ($106,631 in cash and $62,219 in reimbursement for one leased employee), respectively.  During the three months ended April 30, 2012 and 2011, the Company received advances totaling $16,826 and $67,430, respectively; and made payments  totaling $125,000(from assignment of debt to Frontline) and $54,440 ($32,631 in cash and $21,809 in reimbursement for one leased employee), respectively.  The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 10. Income Taxes

At April 30, 2012 and July 31, 2011, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.8 million and $1.8 million at April 30, 2012 and July 31, 2011, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.6  million and $6.6  million at April 30, 2012 and July 31, 2011, respectively, will begin to expire in 2023.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs.  The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Note 11. Commitments and Contingencies

The Company entered into a month to month lease agreement with Li-ion Motors Corp. for 5,000 square feet within Li-ion Motors’ Mooresville facility on April 16, 2008 at the rate of $3,038. Approximately 80% of this space has been converted into offices and a battery development workshop including a dry room.

Total rent expense for the nine months ended April 30, 2012 and 2011, was $29,189 and $31,694,  respectively. Rental expense for the three months ended April 30, 2012 and 2011, was $8,826 and $10,656, respectively.

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

Results Of Operations for the Nine months Ended April 30, 2012

We incurred a net loss of $83,360 during the nine months ended April 30, 2012, which included: general and administrative (G&A) costs of $94,432; research and development (R&D) expenses of  $10,812; and other income of $19,884.  During the three months ended April 30, 2012, the Company  incurred a net loss of $27,427 which included: G&A costs of $26,459 and R&D expenses of $788.

2012 Compared to 2011

For the nine months ended April 30, 2012 our net loss decreased to $83,360 from $378,949 for the same period ending April 30, 2011. The decrease was primarily due to no interest expense from debt and the reduction in other income of $42,294 for a leased employee to our former parent, Li-ion Motors.

Our net loss for the three months ended April 30, 2012 decreased to $27,247 from $121,166 for the same period ending April 30, 2011.  The decrease was primarily due to no interest expense from debt and  the reduction in other income of $21,768 for a leased employee to our former parent, Li-ion Motors.

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

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Li-ion Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed intellectual property.

Liquidity and Capital Resources

As of April 30, 2012, we did not have any cash on hand and liabilities of $2,343,110 as compared with $2,381,634 at July 31, 2011, and our property plant and equipment decreased to $52,534 at April 30, 2012, as compared with $60,448 at July 31, 2011.  Accounts payable and accrued expenses increased at April 30, 2012, to $1,471,302 as compared with $1,445,707 at July 31, 2011, and advances and due to related parties decreased to $871,808 at April 30, 2012, as compared to $935,927 at July 31, 2011.

At April 30, 2012, we had a working capital  deficiency of $2,342,785 and a stockholders' deficit of $2,290,251.

We used net cash in operating activities of $48,387 in the nine months ended April 30, 2012, as compared with $81,840  in the comparable period in 2011, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2012 and $0 in 2011.

During the nine months ended April 30, 2012, we received $0 and repaid $0, to a related party as compared with advances from related parties of $74,000 and repayments of $0  in 2011.

During the nine months ended April 30, 2012, we received $71,364 from the proceeds from our promissory note to Li-ion Motors Corp. and repaid $22,984 as compared to advances received in 2011, of $176,710 and repayment of $168,850.

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

Date: June 12, 2012