Form 10-K
period 2012-07-31
SKY POWER SOLUTIONS CORP.
filed 2012-11-21
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2012
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

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2012, was $63,472 based on the average bid and asked prices on the OTC Bulletin Board on that date.

On November 2, 2012, there were 491,907,316 shares of common stock outstanding.

EXPLANATORY NOTE

The Company is filing this Annual Report late due to delays in the audit of its financial statements as of and for the year ended July 31, 2012 by the Company’s independent registered public accounting firm, Madsen & Associates, CPA (“Madsen”). The offices of the Madsen auditors for the Company are located in New Jersey and, as a result of the devastation from Hurricane Sandy, power was not restored to their offices until November 15, 2012, which then permitted the auditors to commence completion of the audit of the annual financial statements of the Company for its fiscal year ended July 31, 2012.  There were in addition delays in the Company’s auditors’ receipt of the financial information, as well as data loss in financial information sent to the auditors by the Company, which necessitated recreating work papers and draft financial statements. In summary, approximately ten days were lost in the audit of the Company’s annual financial statements.  In conformity with and reliance upon the Order (the “Order”) under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specific Provisions of the Exchange Act and Certain Rules Thereunder (Securities Exchange Act of 1934 Release No. 68224, November 14, 2012), the Company is filing its 2012 Annual Report on or before November 21, 2012 in reliance on and as permitted by the Order since the Company was not able to meet the November 13, 2012 Form 12b-25 extended filing deadline applicable to its Annual Report on Form 10-K for the above stated reasons.

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains   historical   information as well as forward-looking statements.  Statements looking forward in time are included in this  Annual  Report  pursuant  to the safe  harbor  provisions  of the  Private Securities  Litigation  Reform Act of 1995.  Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important  factors  described elsewhere in this Form 10-K, the following forward looking  statements,  among others,  sometimes  have  affected,  and in the future could affect,  our actual results and could cause our actual results during  2012 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

We also leased space within Li-ion’s plant and created a chemical lab and manufacturing facility to begin work on the lithium battery technology we had licensed.  Effective May 31, 2012, our lease was terminated with Li-ion Motors due to the closure of their facility.  Sky Power is currently searching for a new facility to continue working on our residential Solar Concentrating, Electric Power Generation Systems and the lithium battery development.

On April 2, 2011, the Company’s Board of Directors (the “Board”) approved of the filing with the Secretary of State of Nevada (“SOSN”) a Certificate of Change that affected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares was completed.  The increase became effective on April 26, 2011.

On April 26, 2011, the Board approved the conversion of the Company’s debt with Blue Diamond and its assignees in the amount of $4,321,358 to be converted into 20,007,309 shares of the Company’s common stock. The conversion became effective on May 4, 2011.

On June 6, 2011, the Board approved the filing of a Certificate of Change with the Nevada Secretary of State which gave the Company the authority to issue 100 million shares of common stock and 10 million of preferred stock.

On April 26, 2012, debt to Li-ion Motors was assigned to Frontline Asset Management (“Frontline”) and Winsor Capital (“Winsor”) in the amount of $112,500 which was converted into 3,750,000 shares of the Company’s common stock.

On June 11, 2012, the Board approved the conversion of the Company’s debt to the assignees of Blue Diamond in the amount of $1,360,341 to be converted into 75,000,000 shares of the Company’s common stock.  The conversion became effective on June 11, 2012.

On June 15, 2012, Mehboob Charania resigned as Secretary and Treasurer; and Liudmila Voinarovska was appointed as Secretary and Treasurer and added as a member of the Board of Directors.

On July 27, 2012, Mehboob Charania resigned as President and as a member of the board of directors; and Liudmila Voinarovska was appointed as President and became the CEO and sole director.

The mailing address for our executive office is 420 North Nellis Blvd., Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (702) 940-9940.

Liquidity and Capital Resources

As of July 31, 2012, we had cash on hand of $0.  During the year ended July 31, 2012, we incurred a net loss of $137,432.  On July 31, 2012, we had a working capital deficiency of $1,007,986 and a stockholders' deficit of $984,022.

We had 491,907,316 shares of common stock issued and outstanding as of November 2, 2012.  Our common stock is quoted on the OTC Bulletin Board and the OTCQB of the Pink OTC Markets.

General

Currently we have in development a Stand Alone Residential Solar Concentrating Electric Power Generation System. Our system has proprietary elements that make it unique, with better functionality than other systems.  We designed and developed this system as we anticipate that the North American Power Grid will not be able to support the recharging of anticipated sales of totally electric vehicles and other electric needs in the coming years. We are developing safe rechargeable battery systems for varied applications ranging from portable electronics to onboard energy storage in EVs.  Lithium ion batteries are rechargeable and composed of cathode, anode, separator and electrolytes.  In 1990, Sony (Japan) introduced the lithium ion battery and used an expensive cathode material, which was also unsafe. We are pioneering a superlattice cathode material for the use in lithium ion rechargeable batteries.

The Solar Concentrating Electric Power Generation System is an extremely efficient photovoltaic solar power generation unit. This system is able to produce in excess of 2 Kilowatts (kw) of electric power with zero emissions with Sun Light as the only fuel including built-in heat capture to provide hot water to users.

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

Sources and Availability of Raw Materials

We have used raw materials from several manufacturers in the United States, such as Alfa Aesar, Pred Chemicals, TIMCAL and Ferro Corporation. We use different types of lithium, manganese, cobalt, nickel and titanium salts, electrolytes, copper and aluminum foil which are available in large scale.

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

We have agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Li-ion Motors has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement.   As of fiscal year ended July 31, 2012; we are still not in compliance under this covenant.

On April 16, 2008, we leased approximately 5,000 square feet of space (“Leased Space”) in Li-ion Motors’ North Carolina facility, such Leased Space was to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement, that lease was terminated May 31, 2012, when Li-ion closed their facility.  The Leased Space, had been leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Li-ion Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

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

Employees

As of the date of this report, we no longer have employees and all ongoing work is being done by paid consultants.

Research and Development Expenditures

We incurred $10,812 of research and development expenditures in the year ended July 31, 2012, and $29,753 during the year ended July 31, 2011.

 Patents and Trademarks

We have licensed patents and provisional patent applications involving rechargeable battery cathode material and battery management systems from Li-ion Motors.  We have acquired a U.S. patent for technology involving varied current and voltage rating battery packs. These patent rights enable us to customize and commercialize the battery packs inside electric vehicles according to the customer’s power requirements. This technology also gives us the ability to select a parallel or series combination of cells to produce a battery pack.  In addition, on June 20, 2011, we applied for a patent for our stand alone, residential solar concentrating, and electric power generation system. This unit has several unique features; that allow the use of fewer cells, the ability to use generated heat in water heaters, smaller size and weight. Consumers who have this system will have savings on energy consumption and the ability to sell excess power back to the utility company.

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

We have not had sufficient revenues from our operations to operate without substantial loans from a former major stockholder.  As of July 31, 2012, we did not have any cash on hand.  During our fiscal year ended July 31, 2012, we incurred a net loss of $137,472, a working capital deficiency of $1,007,986, and a stockholders' deficit of $984,022. We expect that we will continue to incur operating losses in the future in connection with the development of our lithium battery technology and our solar generation system. If development, production, and sales of lithium batteries and the solar systems are not actualized in the near future it will adversely affect the company.  Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

Our management has limited experience in development, production and negotiating commercial arrangements.

Our Board has limited experience in development, production, commercialization of and negotiating licenses and joint ventures to commercialize the lithium ion batteries we are developing and the solar power generating system. As a result of this inexperience, there is a high risk we may be unable to complete our business plan and successfully commercialize our lithium ion battery products or the solar generating system, if we succeed in developing such products. Because of the intense competition for our planned products, there is substantial risk that we will not successfully commercialize these products.  The Company currently has one Officer and paid consultants; if we do not hire qualified personnel we will not be able to complete our business plan.

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

Our products are subject to extensive federal, state and local safety environmental and other government regulations that may require us to incur expenses modify product offerings or cease all operations of our business in order to maintain compliance with the actions of the regulators.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our mailing address is 420 North Nellis Blvd., Suite A3-146, Las Vegas, Nevada 89110, for which we pay $11.00 per month, on a month to month basis.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of July 31, 2012, there were approximately 20 record owners of the Company's Common Stock. The Company's Common Stock is quoted on the National Association of Securities Dealers OTCBB Bulletin Board under the symbol “SPOW.OB”. Our Common Stock is also quoted on the Pink OTC Markets OTCQB market.

Period	High*	Low*

August 1, 2009 to October 31, 2009	$0.7600	$0.1300
November 1, 2009 to January 31, 2010	$0.1800	$0.0300
February 1, 2010 to April 30, 2010	$0.0600	$0.0300
May 1, 2010 to July 31, 2010	$0.0500	$0.0100

August 1, 2010 to October 31, 2010	$0.0045	$0.0029
November 1, 2010 to January 31, 2011	$0.0050	$0.0020
February 1, 2011 to April 30, 2011	$0.1000	$0.0012
May 1, 2011 to July 31, 2011	$1.8000	$0.2600

August 1, 2011 to October 31, 2011	$0.5900	$0.0700
November 1, 2011 to January 31, 2012	$0.0700	$0.0200
February 1, 2012 to April 30, 2012	$0.1000	$0.0100
May 1, 2012 to July 31, 2012	$0.0600	$0.0100

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of our Financial Conditions and Results of Operations.

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

Introduction

We were incorporated on July 15, 2002, under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with Li-ion Motors on April 15, 2008, for the license of the development of their lithium battery technology.  We sold our Zingo Telecom, Inc. and M/S Zingo BPO Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.  To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008 and on April 2, 2011, we merged with our wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.

A three-for-one forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, for the forward split changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock in the same ratio, from 250,000,000 to 750,000,000.  On April 2, 2011, the Board approved the filing with the Secretary of State of Nevada a Certificate of Change that affected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.  This was effective April 26, 2011.

Results of Operations for the Year Ended July 31, 2012

We incurred a net loss of $137,472 during the year ended July 31, 2012, which included: general and administrative (G&A) costs of $120,184; research and development (R&D) expenses of  $10,812; loss on disposal of assets of $26,360 and other income of $19,884.

2012 Compared to 2011

For the year ended July 31, 2012, our net loss decreased to $137,472 from $474,647 for the same period ending July 31, 2011. The decrease was primarily due to no interest expense from debt and offset by a reduction in other income of $61,312 for a leased employee to our former parent, Li-ion Motors.

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

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Li-ion closed their facility on May 31, 2012, and terminated our lease.  Effective April 16, 2008, Li-ion Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed intellectual property.

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

5.2   Liquidity and Capital Resources

As of July 31, 2012, we had cash on hand of $0 and liabilities of $1,007,986, as compared with $2,381,634 at July 31, 2011; and our property plant and equipment decreased to $23,964 at July 31, 2012, as compared with $60,448 for 2011. Accounts payable and accrued expenses decreased at July 31, 2012, to $1,007,986 as compared with $1,445,708 at July 31, 2011, and advances and due to related parties decreased to $882,202 at July 31, 2012, as compared to $935,927 for 2011.

At July 31, 2012, we had a working capital deficiency of $1,007,986 and a stockholders' deficit of $984,022.

We used net cash in operating activities of $58,782 in the year ended July 31, 2012, as compared with $94,871 in the comparable period in 2011, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 in 2012 and $0 in 2011.

In the year ended July 31, 2012, we received $0 in advances from a related party, and made payments to the related party of $0, as compared with advances from the related party of $173,600 in 2011, and payments to the related party of $0.

During the year ended July 31, 2012, we received $81,758 from the proceeds from our promissory note to Li-ion Motors Corp. and repaid $22,983 as compared to advances received in 2010, of $208,587 and repayment of $287,467.

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

July 31, 2012

SKY POWER SOLUTIONS CORP.

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Skypower Solutions Corp.
Las Vegas, NV

We have audited the accompanying balance sheets of Skypower Solutions Corp. (formerly Superlattice Power , Inc.) (collectively, the “Company”) as of July 31, 2012 and 2011, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2012 and 2011 financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011, and the results of its operations and its cash flows each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of July 31, 2012, current liabilities exceeded current assets by $1.0 million and had a stockholders’ deficiency of approximately $1.0 million.  These factors and others described in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Madsen & Associates, CPA's Inc.

Madsen & Associates, CPA's Inc.

November 19, 2012

Sky Power Solutions Corp.
(A Development Stage Company)
Balance Sheets

	July 31,
	2012	2011
Assets

Current assets:

Cash and cash equivalents	$-	$7
Other current assets	-	1,788

Total current assets	-	1,795
Property and equipment, net	23,964	60,448

Total assets	$23,964	$62,243

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$125,784	$1,445,707
Advances	708,602	762,327
Due to related parties	173,600	173,600

Total current liabilities	1,007,986	2,381,634

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized as of July 31, 2012; 99,907,316 and 21,157,316 issued and outstanding at July 31, 2012 and July 31, 2011, respectively.	99,907	21,157

Additional paid-in capital	5,828,209	4,434,118
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,307,515)	(2,170,043)

Stockholders' deficiency	(984,022)	(2,319,391)

Total liabilities and stockholders' deficiency	$23,964	$62,243

See accompanying notes to financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Operations

			For the Period Entering
	For the Year Ended		the Development Stage
	July 31,		August 1, 2008
	2012	2011	- July 31, 2012
Net sales	$-	$-	$-

Operating expenses:
General and administrative	120,184	157,276	699,653
Research and development	10,812	29,753	449,312

Loss from operations	(130,996)	(187,029)	(1,148,965)

Other (expenses)/income
Interest expense	-	(368,814)	(1,233,270)
Loss on disposal of assets	(26,360)	-	(26,360)
Other income	19,884	81,196	101,080

Net loss before provision for (benefit from) income taxes	(137,472)	(474,647)	(2,307,515)

Provision for (benefit from) income taxes	-	-	-

Net loss	$(137,472)	$(474,647)	$(2,307,515)

Net loss per common share - basic and diluted	$(0.00)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	32,417,590	6,033,926

See accompanying notes to financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Cash Flows

			For the Period Entering
	Year Ended		the Development Stage
	July 31,		August 1, 2008
	2012	2011	- July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(137,472)	$(474,647)	$(2,307,515)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	10,124	12,268	103,316
Loss on disposal of property and equipment	26,360	-	26,360
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	1,788	(1,788)	-
Accounts payable and accrued expenses	40,418	369,296	1,321,867
Net cash used in operating activities	(58,782)	(94,871)	(855,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(17,015)
Net cash used in investing activities	-	-	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	81,758	208,587	1,573,333
Advances from related parties	-	173,600	1,150,743
Payments on advances	(22,983)	(287,467)	(752,231)
Payments to related parties	-	-	(1,114,553)
Net cash provided by financing activities	58,775	94,720	857,292

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(7)	(151)	(15,695)
Cash and cash equivalents at beginning of year	7	158	15,695

Cash and cash equivalents at end of year	$-	$7	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for related party advances	$112,500	$4,321,358	$4,433,858
Common stock issued for accrued interest on paid promissory note	$1,360,341	$-	$1,360,341

See accompanying notes to financial statements

Sky Power Solutions Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted

		Common			Deficit Accumulated
	Number of	Shares $0.001	Additional paid	Accumulated	During the
	Common Shares	Par Value	in capital	Deficit	Development Stage	Total

Balance August 1, 2008	1,150,007	$1,150	$132,768	$(4,604,623)	$-	$(4,470,705)
Net Loss	-	-	-	-	(898,447)	(898,447)
Balance - July 31, 2009	1,150,007	1,150	132,768	(4,604,623)	(898,447)	(5,369,152)
Net Loss	-	-	-	-	(796,949)	(796,949)
Balance - July 31, 2010	1,150,007	1,150	132,768	(4,604,623)	(1,695,396)	(6,166,101)
Issuance of common stock for related party advances	20,007,309	20,007	4,301,350	-	-	4,321,357
Net Loss	-	-	-	-	(474,647)	(474,647)
Balance - July 31, 2011	21,157,316	$21,157	$4,434,118	$(4,604,623)	$(2,170,043)	$(2,319,391)
Issuance of common stock for related party advances	3,750,000	3,750	108,750	-	-	112,500
Issuance of common stock for accrued interest on note	75,000,000	75,000	1,285,341			1,360,341
Net Loss	-	-	-	-	(137,472)	(137,472)
Balance - July 31, 2012	99,907,316	$99,907	$5,828,209	$(4,604,623)	$(2,307,515)	$(984,022)

See accompanying notes to financial statements

SKY POWER SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

Note 1. Financial Statement Presentation

Sky Power Solutions Corp. (the “Company” or “Sky Power”) following the merger with our the Company’s wholly-owned subsidiary on April 2, 2011, (formed for the sole purpose of merging with its parent), continues to concentrate its efforts on further development of the lithium batteries technology licensed from Li-ion Motors Corp. (“Li-ion Motors”), the Company’s former parent. Prior to the facility being closed on May 31, 2012, the Company was concentrating its efforts on a solar generating system with the help of Li-ion engineers and staff.  The Company currently has paid consultants to continue the work independently on the solar generating dish system.

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

History and Nature of Business

On April 2, 2011, the Company’s Board of Directors (the “Board”) authorized the merger with the Company’s wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.

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

Basis of Presentation

Going Concern

The Company’s financial statements for the year ended July 31, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in 2012 and as of July 31, 2012, there was a working capital deficit of approximately $1 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Common Stock

On September 17, 2009, the Board declared a three-for-one forward stock split that was affected in the form of a stock dividend.

Effective April 26, 2011, the Company filed with SOSN a Certificate of Change that affected a 1:300 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

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

On April 26, 2012, debt to Li-ion Motors was assigned to Frontline Asset Management (“Frontline”) and Winsor Capital (“Winsor”) in the amount of $112,500 which was converted into 3,750,000 shares of the Company’s common stock.

On June 11, 2012, accrued interest to Blue Diamond was assigned to various corporations in the amount of $1,360,341.  Those assignees converted the debt into 75,000,000 shares of the Company’s common Stock.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives.

Lives
Furniture and Fixtures	10 years
Software	3-5 years
Computers	5 years

Evaluation of Long-Lived Assets

The Company reviews property and equipment for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”.  An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  The Company is looking for space to work and store equipment for both battery development and solar dish.

Advertising

Advertising costs are generally expensed and are included in selling, general and administrative expenses.  Total advertising expenditures for the years ended July 31, 2012 and 2011, were approximately $3,165 and $0, respectively.

Research and Development

The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. As of July 31, 2012 and 2011, there have been expenses allocated to research and development. For the years ending July 31, 2012 and 2011 R&D consisted of salaries, payroll taxes, and benefits which amounted to $10,812 and $29,753, respectively.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 -  Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of July 31, 2012, the Company did not hold any certain financial assets that are measured at fair value on a recurring basis.  Previously these assets consisted of cash and cash equivalents.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended July 31, 2012 and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of July 31, 2012 and 2011.

Assets at Fair Value as of July 31, 2012 and 2011 Using

		Quoted Prices in Activated Markets for Identical Asssets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
July 31, 2012
Cash and cash equivalents	$-	$-	$-	$-

July 31, 2011
Cash and cash equivalents	$7	$7	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of July 31, 2012.

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

Note 4. Property and Equipment

Property and equipment at consists of:

	July 31,
	2012	2011

Equipment	$131,455	$131,455
Leasehold improvements	-	26,360

Property and equipment, gross	131,455	157,815
Less: Accumulated depreciation	(107,491)	(97,367)

Property and equipment, net	$23,964	$60,448

Depreciation expense for the years ended July 31, 2012 and 2011 was $10,124 and $12,268, respectively.

In January 2009, a private company provided Sky Power with equipment in exchange for Sky Power’s battery prototypes for testing. The equipment was received in the manufacturing facility, and was recorded at appraised value of $103,025.

On May 31, 2012, Li-ion Motors closed their facility and terminated the lease with the Company.  All leasehold improvements were written off to loss on disposal of assets in the amount of $26,360.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2012 and 2011 consisted of:

	July 31,
	2012	2011

Accounts payable	$110,856	$54,983
Wages, paid leave and payroll related taxes	7,520	5,383
Other accrued expenses	7,408	25,000
Accrued interest - related parties	-	1,360,341

Total	$125,784	$1,445,707

Note 6. Common Stock

On June 11, 2012, Blue Diamond assigned $86,155 of its debt to Eurolink Corporation (“Eurolink”) and Eurolink converted the assigned note for 4,750,000 shares of Common Stock at $0.0181379 per share.

On June 11, 2012, Blue Diamond assigned $86,155 of its debt to Heritage Asset Management, Inc. (“Heritage”) and Heritage converted the assigned note for 4,750,000 shares of Common Stock at $0.0181379 per share.

On June 11, 2012, Blue Diamond assigned $86,155 of its debt to Kisumu S.A. (“Kisumu”) and Kisumu converted the assigned note for 4,750,000 shares of Common Stock at $0.0181379 per share.

On June 11, 2012, Blue Diamond assigned $172,310 of its debt to Starglow Asset, Inc. (“Starglow”) and Starglow converted the assigned note for 9,500,000 shares of Common Stock at $0.0181379 per share.

On June 11, 2012, Blue Diamond assigned $624,850 of its debt to Domino Developments, Inc. (“Domino”) and Domino converted the assigned note for 34,450,000 shares of Common Stock at $0.0181379 per share.

On June 11, 2012, Blue Diamond assigned $170,496 of its debt to Honeycomb Developments, LLC (“Honeycomb”) and Honeycomb converted the assigned note for 9,400,000 shares of Common Stock at $0.0181379 per share.

On June 11, 2012, Blue Diamond assigned $134,220 of its debt to Legend International, LLC (“Legend”) and Legend converted the assigned note for 7,400,000 shares of Common Stock at $0.0181379 per share.

On April 26, 2012, Li-ion Motors assigned $112,500 of its debt to Frontline and Frontline assigned $63,000 of the assigned note to Winsor.  Frontline converted the balance of the assigned note for 1,650,000 shares of Common Stock at $0.03 per share.  Winsor converted the assigned note for 2,100,000 shares of Common Stock at $0.03 per share.

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

Effective April 26, 2011, the Company filed with SOSN a Certificate of Change that affected a 1:300 reverse split in the Company’s outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

On April 25, 2011, the Board approved the conversion of $47,520 of debt due to Blue Diamond Investments for 220,000 shares of our common stock at $0.216 per share.

Conversion price was equal to fair market value of common share on the date of conversion.

On September 17, 2009, the Company’s Board of Directors declared a three-for-one forward stock split of the Company’s common stock that was affected in the form of a stock dividend. A three-for-one forward split in our common stock was effective October 19, 2009. The Certificate of Change filed with the Nevada Secretary of State on September 18, 2009, providing for the forward split, changed the number of shares of our outstanding common stock from 115,000,000 to 345,000,000, and the number of shares of our authorized common stock increased in the same ratio, from 250,000,000 to 750,000,000.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2012 and 2011.

	Year Ended July 31, 2012			Year Ended July 31, 2011
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(137,472)			$(474,647)

Basic EPS	(137,472)	99,907,316	(0.00)	(474,647)	6,033,926	(0.08)

Effect of dilutive securities	-			-

Diluted EPS	$(137,472)	99,907,316	(0.00)	$(474,647)	6,033,926	(0.08)

Note 8. Related Party Transactions

On April 15, 2008, Blue Diamond, the controlling shareholder, assumed Li-ion Motors’ debt due from Sky Power which the Company converted the entire principal balance of $4,321,358 for 20,007,309 shares of common stock at a strike price of $0.216 per share with fractional shares rounded up during the year ended July 31, 2011.  Interest for the year ended July 31, 2012 and 2011, was $0 and $368,814, respectively. Interest due to Blue Diamond at July 31, 2012 and 2011, was $0 and $1,360,341, respectively, which is included in accounts payable and accrued expenses on the Company’s balance sheet. The related party transaction amount was reported as current due to the relationship and bared an interest rate of 10 % per annum.  On June 11, 2012, the Company converted its accrued interest with Blue Diamond in the amount of $1,360,341 for 75,000,000 shares of Common Stock at $0.018 per share.

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0.  The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years has been from its former parent, Li-ion Motors. At July 31, 2012 and 2011, the Company owed Li-ion Motors $708,602 and $762,327, respectively.  During the year ended July 31, 2012 and 2011, the Company received advances totaling $81,758 and $208,587, respectively; and made payments totaling $22,983 (all in the form of reimbursement for one leased employee) and $287,467 ($173,600 in cash and $113,867 in reimbursement for one leased employee), respectively.  The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

Note 10. Income Taxes

At July 31, 2012, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.8 million and $1.8 million at July 31, 2012 and July 31, 2011, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.7 million and $6.6 million at July 31, 2012 and July 31, 2011, respectively, will begin to expire in 2023.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs.  The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Note 11. Commitments and Contingencies

The Company entered into a month to month lease agreement with Li-ion Motors Corp. for 5,000 square feet within Li-ion Motors’ Mooresville facility on April 16, 2008, at the rate of $3,038. Approximately 80% of this space had been converted into offices and a battery development workshop including a dry room. However, on May 31, 2012, Li-ion Motors closed the facility and terminated the Company’s lease.

Rent expense for the years ended July 31, 2012 and 2011, was $32,083 and $42,625, respectively.

Note 12. Subsequent Events

On November 1, 2012, the Company issued 392,000,000 shares of its common stock for the conversion of debt in the amount of $493,920.

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

Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2012, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2012. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2012, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 1, 2012 are as follows:

Name	Age	Office

Liudmilla Voinarovska	33	President, Chief Executive Officer, Treasurer, Secretary, and Director

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Liudmilla Voinarovska was appointed on July 27, 2012 as President, having been added to the Board June 15, 2012. Ms. Voinarovska is well educated and brings considerable experience to Sky Power Solutions.  Early in her career she taught English at the Gymnasium in the Ukraine, comparable to a U.S. High School, moving later to training teachers at the college level and at the International Academy of Personnel Management. She is currently pursuing a PhD in Linguistics. Moving into the business world she was the project coordinator of a call center for VoIP telecommunications, where she was highly effective resolving issues quickly and efficiently. More recently Ms. Voinarovsha has become a freelance consultant finding needed information and services, working with businessmen and firms who desire to establish businesses in the Ukraine, including setting up meetings with potential business partners.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than five  percent (5%) of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2012, all such filing requirements applicable to its officers and directors were complied with, except that Liudmilla Voinarovska was required to file a Form 3 within 10 days of here election on June w15, 2012 as a director of the Company, which Form has not yet been filed.

Item 11. Executive Compensation.

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)

Liudmilla Voinarovska , President and Chief Executive Officer	2012	$-	$-	$-	$-	$-	$-	-

Mehboob Charania, President and Chief Executive Officer	2010	$-	$-	$-	$-	$-	$-	-
	2011	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended July 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 25, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Cameo Properties LLC.	9,486,285 Common Shares	9.49%
Hunkins Waterfront Plaza Box 556
Charlestown Nevis West Indies

Domino Developments, Inc.	34,450,000 Common Shares	34.48%
Suite 100, Beachmont Business Center
St. Vincent and the Grenandines, West Indies

Dreyefus Renaissance Capital Inc.	9,500,000 Common Shares	9.50%
400 Burrard Street
Vancouver BC L6C 3G2 Canada

(1) Based on 99,907,316 shares of common stock issued and outstanding as of October 25, 2012, following the 3-for-1 stock split effective October 19, 2009 and the 1-for-300 reverse stock split effective April 26, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company's principal financing source has been from its former parent, Li-ion Motors, Corp. At July 31, 2012 and July 31, 2011, the Company owed Li-ion Motors $708,602and $762,327, respectively.  During the year ended July 31, 2012 and 2011, the Company received advances totaling $81,758 and $208,587, respectively; and made payments totaling $22,983 (all in the form of reimbursement for one leased employee) and $287,467 ($173,600 in cash and $113,867 in reimbursement for one leased employee), respectively.  The advances are interest free.  No term has been set for repayment and no payment is expected until the Company has begun to produce battery cells and has become a profitable venture.

The Company has also received advances from its former Chief Executive and Principal Financial Officer, Mehboob Charania. At July 31, 2012 and July 31, 2011, the Company owed Mr. Charania $173,600 and $173,600, respectively.  The balance of the related party transactions is due within two weeks of the parties request and does not bear interest.  During the year ended July 31, 2012 and year ended July 31, 2011, the Company received advances totaling $0and $173,600 respectively; and no payments have been made towards the related party advance during the years ended July 31, 2012 and 2011. We did not incur any interest during the years ended July 31, 2012 and July 31, 2011.

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Sky Power. At July 31, 2012 and July 31, 2011, Blue Diamond was owed $0 and $0, respectively. During the year ended July 31, 2011 the Company converted the entire principal balance of $4,321,358 for 20,007,309 shares of common stock at a strike price of $0.216 per share with fractional shares rounded up.  During the year ended July 31, 2011, the Company did not receive or make any cash payments to Blue Diamond.  Interest for the year ended July 31, 2011 and 2010, was $368,814 and $410,381,  respectively. Interest due to Blue Diamond at July 31, 2011 and 2010, was $1,359,767 and $991,527, respectively. The related party transaction amounts are reported as current due to the relationship and bear an interest rate of 10 % per annum.

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

On April 15, 2008, Blue Diamond assumed Li-ion Motors’ debt due from Sky Power which the Company converted the entire principal balance of $4,321,358 for 20,007,309 shares of common stock at a strike price of $0.216 per share with fractional shares rounded up during the year ended July 31, 2011.  Interest for the year ended July 31, 2012 and 2011, was $0 and $368,814, respectively. Interest due to Blue Diamond at July 31, 2012 and 2011, was $0 and $1,360,341, respectively, which is included in accounts payable and accrued expenses on the Company’s balance sheet. The related party transaction amount was reported as current due to the relationship and bared an interest rate of 10 % per annum.  On June 11, 2012, the Company converted its accrued interest debt with Blue Diamond in the amount of $1,360,341 for 75,000,000 shares of Common Stock at $0.018 per share.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Madsen & Associates for professional services rendered for the audit of our financial statement filed as part of our 2011 and 2012 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended July 31, 2012 and 2011, are $16,250 and $30,000, respectively.

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

3.1f
Certificate of Amendment to Articles of Incorporation, filed September 12, 2012. (Incorporated by reference to Exhibit 3.1f to the Company’s Current Report on Form 8-K, filed with the Commission on September 17, 2012.)

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

10.8
Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Li-ion Motors Corp. (formerly Hybrid Technologies, Inc.). (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 15, 2011.)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY POWER SOLUTIONS CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer
Date: November 21, 2012

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)
Date: November 21, 2012