Form 10-Q
period 2012-10-31
SKY POWER SOLUTIONS CORP.
filed 2012-12-19
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

[ ] Yes[ X ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [ X ] No

On December 17, 2012, there were 491,907,316 shares of common stock outstanding.

Table of Contents	-1-

Table of Contents	-2-

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	-3-

Sky Power Solutions Corp.
(A Development Stage Company)
Balance Sheets
(unaudited)

	October 31,	July 31,
	2012	2012
Assets

Property and equipment, net	22,190	23,964
Total assets	$22,190	$23,964

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$148,940	$125,784
Advances	708,602	708,602
Due to related parties	173,600	173,600
Total current liabilities	1,031,142	1,007,986

Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized as of October 31, 2012; 99,907,316 issued and outstanding at October 31, 2012 and July 31, 2012, respectively.	99,907	99,907
Additional paid-in capital	5,828,209	5,828,209
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,332,445)	(2,307,515)
Stockholders' deficiency	(1,008,952)	(984,022)
Total liabilities and stockholders' deficiency	$22,190	$23,964

See accompanying notes to unaudited financial statements

Table of Contents	-4-

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Period Entering the Development Stage
	October 31,		August 1, 2008 - October 31, 2012
	2012	2011
Net sales	—	—	—

Operating expenses:
General and administrative	22,917	33,969	722,570
Research and development	2,013	6,716	451,325

Loss from operations	(24,930)	(40,685)	(1,173,895)

Other (expenses)/income
Interest expense	—	—	(1,233,270)
Loss on disposal of assets			(26,360)
Other income	—	12,623	101,080

Net loss before provision for (benefit from) income taxes	(24,930)	(28,062)	(2,332,445)

Provision for (benefit from) income taxes	—	—	—

Net loss	$(24,930)	$(28,062)	$(2,332,445)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,907,316	21,157,316

See accompanying notes to unaudited financial statements

Table of Contents	-5-

Sky Power Solutions Corp.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended		For the Period Entering the Development Stage
	October 31,		August 1, 2008 -
	2012	2011	October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,930)	$(28,062)	$(2,332,445)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	1,774	3,022	105,090
Loss on disposal of property and equipment	—	—	26,360
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	488	—
Accounts payable and accrued expenses	23,156	4,311	1,345,023
Net cash used in operating activities	—	(20,241)	(855,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(17,015)
Net cash used in investing activities	—	—	(17,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	35,976	1,573,333
Advances from related parties	—	—	1,150,743
Payments on advances	—	(15,623)	(752,231)
Payments to related parties	—	—	(1,114,553)
Net cash provided by financing activities	—	20,353	857,292
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	112	(15,695)
Cash and cash equivalents at beginning of year	—	7	15,695
Cash and cash equivalents at end of year	$—	$119	$—
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$—	$—	$4,433,858
Shares issued for accrued interest on paid promissory note	$—	$—	$1,360,341
See accompanying notes to unaudited financial statements

Table of Contents	-6-

Sky Power Solutions Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.001 Par Value	Additional paid in capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total

Balance August 1, 2008	1,150,007	$1,150	$132,768	$(4,604,623)	$—	$(4,470,705)
Net Loss	—	—	—	—	(898,447)	(898,447)
Balance - July 31, 2009	1,150,007	1,150	132,768	(4,604,623)	(898,447)	(5,369,152)
Net Loss	—	—	—	—	(796,949)	(796,949)
Balance - July 31, 2010	1,150,007	1,150	132,768	(4,604,623)	(1,695,396)	(6,166,101)
Issuance of common stock for related party advances	20,007,309	20,007	4,301,350	—	—	4,321,357
Net Loss	—	—	—	—	(474,647)	(474,647)
Balance - July 31, 2011	21,157,316	21,157	4,434,118	(4,604,623)	(2,170,043)	(2,319,391)
Issuance of common stock for related party advances	3,750,000	3,750	108,750	—	—	112,500
Issuance of common stock for accrued interest on note	75,000,000	75,000	1,285,341			1,360,341
Net Loss	—	—	—	—	(137,472)	(137,472)
Balance - July 31, 2012	99,907,316	99,907	5,828,209	(4,604,623)	(2,307,515)	(984,022)
Net Loss	—	—	—	—	(24,930)	(24,930)
Balance - October 31, 2012	99,907,316	$99,907	$5,828,209	$(4,604,623)	$(2,332,445)	$(1,008,952)

See accompanying notes to financial statements

Table of Contents	-7-

SKY POWER SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three Months Ended October 31, 2012

(unaudited)

Note 1. Financial Statement Presentation

Sky Power Solutions Corp. (the “Company” or “Sky Power”) following the merger with our the Company’s wholly-owned subsidiary on April 2, 2011, (formed for the sole purpose of merging with its parent), continues to work on the further development of the lithium batteries technology licensed from Li-ion Motors Corp. (“Li-ion Motors”), the Company’s former parent. Consultants for the Company are continuing work on the solar concentrating electric power generating system working independently.

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

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Li-ion Motors’ North Carolina facility. The leased space was suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The lease was terminated May 2012. Also, effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from Li-ion Motors for the purchase price of $29,005.

Table of Contents	-8-

Basis of Presentation

Going Concern

The Company’s financial statements for the period ended October 31, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of October 31, 2012, there was a working capital deficit of approximately $1 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

On April 26, 2012, debt to Li-ion Motors was assigned to Frontline Asset Management (“Frontline”) and Windsor Capital (“Windsor”) in the amount of $112,500 which was converted into 3,750,000 shares of the Company’s common stock.

On June 11, 2012, accrued interest to Blue Diamond was assigned to various corporations in the amount of $1,360,341. Those assignees converted the debt into 75,000,000 shares of the Company’s common Stock.

All common stock references have been restated to reflect the stock splits. See Note 6 “Common Stock”, for further discussion.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the three months ended October 31, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Table of Contents	-9-

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of October 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended October 31, 2012 and 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of October 31, 2012 and July 31, 2012.

Assets at Fair Value Using
		Quote Prices in Activated Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
October 31, 2012
Cash and cash equivalents	$—	$—	$—	$—
July 31, 2012
Cash and cash equivalents	$—	$—	$—	$—

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of October 31, 2012.

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

Table of Contents	-10-

Note 4. Property and Equipment

Property and equipment consists of:

	October 31, 2012	July 31, 2012

Equipment	$131,455	$131,455

Property and equipment	131,455	131,455
Less: Accumulated depreciation	(109,265)	(107,491)

Property and equipment, net	$22,190	$23,964

Depreciation expense for the three months ended October 31, 2012 and 2011, was $1,774 and $3,022, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	October 31, 2012	July 31, 2012

Accounts payable	$127,062	$110,856
Wages, paid leave and payroll related taxes	7,520	7,520
Other accrued expenses	14,358	7,408

Total	$148,940	$125,784

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

On April 26, 2012, Li-ion Motors assigned $112,500 of its debt to Frontline and Frontline assigned $63,000 of the assigned note to Windsor. Frontline converted the balance of the assigned note for 1,650,000 shares of Common Stock at $0.03 per share. Windsor converted the assigned note for 2,100,000 shares of Common Stock at $0.03 per share.

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

Table of Contents	-11-

On May 4, 2011, Blue Diamond assigned $453,600 of its debt to Domino Developments, Inc. (“Domino”) and Domino converted the assigned note for 2,100,000 shares of Common Stock at $0.216 per share.

On May 4, 2011, Blue Diamond assigned $453,600 of its debt to Honeycomb Developments, LLC (“Honeycomb”) and Honeycomb converted the assigned note for 2,100,000 shares of Common Stock at $0.216 per share.

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

See Note 7 “Net Loss Per Common Share,” for the impact on the Company’s loss per share amounts as a result of the 2011 reverse stock split. This reverse stock split resulted in the reduction of approximately 344,885,000 shares of common stock and was accounted for by the transfer of $343,850 from common stock to additional paid-in-capital which is the amount equal to the par value of the reduction of shares to affect the reverse stock split.

Table of Contents	-12-

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended October 31, 2012 and 2011.

	Three Months Ended			Three Months Ended
	October 31, 2012			October 31, 2011
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(24,930)			$(28,062)

Basic loss per common share	(24,930)	99,907,316	(0.00)	(28,062)	21,157,316	(0.00)

Effect of dilutive securities	—			—

Diluted loss per common share	$(24,930)	99,907,316	(0.00)	$(28,062)	21,157,316	(0.00)

Note 8. Related Party Transactions

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years had been from its former parent, Li-ion Motors. On October 2, 2012, the Company’s entire debt to Li-ion was assigned to Frontline Asset Management, Inc. (“Frontline”). At October 31, 2012 and July 31, 2012, the Company owed Li-ion Motors $0 and $708,602, respectively. During the three months ended October 31, 2012 and 2011, the Company received advances totaling $0 and $35,976, respectively; and made payments of $0 and $15,263 ($3,000 in cash and $12,263 in reimbursement for one leased employee), respectively.

At October 31, 2012 and July 31, 2012, the Company owed Frontline $708,602 and $0, respectively. During the three months ended October 31, 2012 and 2011, the Company received advances totaling $0 and $0, respectively; and made payments of $0 and $0, respectively. As were the terms with Li-ion Motors, the assigned debt remains and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Note 10. Income Taxes

At October 31, 2012 and July 31, 2012, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.8 million and $1.8 million at October 31, 2012 and July 31, 2012, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.7 million and $6.7 million at October 31, 2012 and July 31, 2012, respectively, and will begin to expire in 2023.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs. The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Table of Contents	-13-

Note 11. Subsequent Events

On November 1, 2012, Frontline assigned $61,740 of its debt to Brothers Capital Corp. (“Brothers”) and Brothers converted the assigned note for 49,000,000 shares of Common Stock below fair market value at $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Reliable Investments Corp. (“Reliable”) and Reliable converted the assigned note for 49,000,000 shares of Common Stock below fair market value at $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Platinum Capital Holdings Corp. (“Platinum”) and Platinum converted the assigned note for 49,000,000 shares of Common Stock below fair market value at $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Wazalmin Capital Corp. (“Wazalmin”) and Wazalmin converted the assigned note for 49,000,000 shares of Common Stock below fair market value at $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Nexium Financial Inc. (“Nexium”) and Nexium converted the assigned note for 49,000,000 shares of Common Stock below fair market value at $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Artic Orchards Ltd. (“Artic”) and Artic converted the assigned note for 49,000,000 shares of Common Stock below fair market value at $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to SSR Investments Corp. (“SSR”) and SSR converted the assigned note for 49,000,000 shares of Common Stock below fair market value at $0.00126 per share.

On November 1, 2012, Frontline assigned $30,870 of its debt to ALG Financial, LLC (“ALG”) and ALG converted the assigned note for 24,500,000 shares of Common Stock below fair market value at $0.00126 per share.

On November 1, 2012, Frontline assigned $30,870 of its debt to Kisumu, S.A. (“Kisumu”) and Kisumu converted the assigned note for 24,500,000 shares of Common Stock below fair market value at $0.00126 per share.

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

We entered into a license agreement with Li-ion Motors on April 15, 2008, for the license of the technology related to the development of their lithium battery technology. We also leased space within Li-ion’s plant and created a chemical lab and manufacturing facility to begin work on the lithium battery technology we had licensed. Effective May 31, 2012, our lease was terminated with Li-ion Motors due to the closure of their facility. Sky Power’s physical assets are currently in storage as we search for a new facility. Consultants continue working on our residential Solar Concentrating, Electric Power Generation Systems from independent locations .

Table of Contents	-14-

Results of Operations for the Three months Ended October 31, 2012

We incurred a net loss of $24,930 during the three months ended October 31, 2012, which included: general and administrative (G&A) costs of $22,917 and research and development (“R&D”) expenses of $2,013

2012 Compared to 2011

Our net loss for the three months ended October 31, 2012 decreased to $24,930 from $28,062 for the same period ending October 31, 2011. The decrease was primarily due to a reduction in rental expenses.

Plan of Operations

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

On April 16, 2008, we lease approximately 5,000 square feet of space (“Leased Space”) in Li-ion Motors’ North Carolina facility, such Leased Space was to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement, that lease was terminated May 31, 2012, when Li-ion closed their facility. The Leased Space, had been leased by Li-ion Motors to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Li-ion Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

Table of Contents	-15-

Liquidity and Capital Resources

As of October 31, 2012, we had cash on hand of $0 and liabilities of $1,031,142 as compared with $1,007,986 at July 31, 2012, and our property plant and equipment decreased to $22,190 at October 31, 2012, as compared with $23,964 at July 31, 2012. Accounts payable and accrued expenses increased at October 31, 2012, to $148,940 as compared with $125,784 at July 31, 2012, and advances and due to related parties were $882,202 at October 31, 2012, as compared to $882,202 at July 31, 2012.

At October 31, 2012, we had a working capital deficiency of $1,031,142 and a stockholders' deficit of $996,202.

We used net cash in operating activities of $0 in the three months ended October 31, 2012, as compared with $20,241 in the comparable period in 2011, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2012 and $0 in 2011.

During the three months ended October 31, 2012, we received $0 and repaid $0, to a related party as compared with advances from related parties of $0 and repayments of $0 in 2011.

During the three months ended October 31, 2012 we received $0 from the proceeds from our promissory note to Li-ion Motors Corp. and repaid $0 as compared to advances received in 2010, of $35,976 and repayment of $15,623.

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

Table of Contents	-16-

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk – The raw materials for manufacturing our batteries could be affected by changes in the commodities markets, and if we commence manufacturing our own lithium ion batteries, we could be subject to this risk.

ITEM 4. Controls and Procedures.

The Company's Chief Executive Officer and Principal Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report. This officer has, as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to her during the period covered by this Quarterly Report. In such officer’s evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

Table of Contents	-17-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY POWER SOLUTIONS CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: December 17, 2012

Table of Contents	-18-

EXHIBIT 31

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

CERTIFICATION

I, Liudmilla Voinarovska, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sky Power Solutions Corp.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 17, 2012	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska, Chief Executive Officer and Principal Financial Officer

Table of Contents	-19-

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sky Power Solutions Corp. (the “Company”) on Form 10-Q for the three months ended October 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Liudmilla Voinarovska, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
December 17, 2012	Chief Executive Officer and Principal Financial Officer