Form 10-Q
period 2013-01-31
SKY POWER SOLUTIONS CORP.
filed 2013-03-18
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50693

Clean Enviro Tech Corp.

(Formerly Sky Power Solutions Corp.)

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

[ ] Yes [X] No

On March 12, 2013, there were 9,838,163 shares of common stock outstanding.

Page No.
PART I. FINANCIAL INFORMATION

ITEM I – Unaudited Financial Statements

Balance Sheets as of January 31, 2013 and July 31, 2011 (Unaudited)	4

Statements of Operations for the Six and Three Months Ended January 31, 2013 and 2012 and for the Period Entering the Development Statge August 1, 2008 Through January 31, 2013 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended January 31, 2013 and 2012 and for the Period Entering the Development Statge August 1, 2008 Through January 31, 2013 (Unaudited)	6

Statement of Stockholders Deficiency (Unaudited)	7

Notes to Unaudited Financial Statements	8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4T– Controls and Procedures.	17

PART II. OTHER INFORMATION

ITEM 6 - Exhibits	17

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

The results of operations for the six and three months ended January 31, 2013 and 2012, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Balance Sheets
(unaudited)

	January 31,	July 31,
	2013	2012
Assets

Property and equipment, net	20,416	23,964

Total assets	$20,416	$23,964

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$170,301	$125,784
Advances	214,682	708,602
Due to related parties	173,600	173,600

Total current liabilities	558,583	1,007,986

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized as of January 31, 2013;
9,838,163 and 1,998,163 issued and outstanding at January 31, 2013 and July 31, 2012,
respectively.	9,838	1,998

Additional paid-in capital	6,741,479	5,926,118
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,684,861)	(2,307,515)

Stockholders' deficiency	(538,167)	(984,022)

Total liabilities and stockholders' deficiency	$20,416	$23,964

See accompanying notes to unaudited financial statements

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the Period Entering
	For the Six Months Ended		For the Three Months Ended		the Development Stage
	January 31,		January 31,		August 1, 2008
	2013	2012	2013	2012	- January 31, 2013
Net sales	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	45,918	65,973	23,001	32,004	745,571
Research and development	2,148	10,812	135	4,096	451,460

Loss from operations	(48,066)	(76,785)	(23,136)	(36,100)	(1,197,031)

Other (expenses)/income
Interest expense	—	—	—	—	(1,233,270)
Loss on disposal of assets					(26,360)
Loss on extinguishment of debt	(329,280)	—	(329,280)	—	(329,280)
Other income	—	19,884	—	7,261	101,080

Net loss before provision for (benefit from) income taxes	(377,346)	(56,901)	(352,416)	(28,839)	(2,684,861)

Provision for (benefit from) income taxes	—	—	—	—	—

Net loss	$(377,346)	$(56,901)	$(352,416)	$(28,839)	$(2,684,861)

Net loss per common share - basic and diluted	$(0.06)	$(0.13)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding -
basic and diluted	5,896,743	423,146	9,752,946	9,752,946

See accompanying notes to unaudited financial statements

Clean Envrio Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period Entering
	Six Months Ended		the Development Stage
	January 31,		August 1, 2008
	2013	2012	- January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(377,346)	$(56,901)	$(2,684,861)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	3,549	5,507	106,865
Loss on disposal of property and equipment	—	—	26,360
Loss on extinguishment of debt	329,280	—	329,280
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	975	—
Accounts payable and accrued expenses	44,517	18,857	1,366,384
Net cash used in operating activities	—	(31,562)	(855,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(17,015)
Net cash used in investing activities	—	—	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	54,539	1,573,333
Advances from related parties	—	—	1,150,743
Payments on advances	—	(22,984)	(752,231)
Payments to related parties	—	—	(1,114,553)
Net cash provided by financing activities	—	31,555	857,292

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	(7)	(15,695)
Cash and cash equivalents at beginning of year	—	7	15,695

Cash and cash equivalents at end of year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$493,920	$—	$4,927,778
Shares issued for accrued interest on paid promissory note	$—	$—	$1,360,341

See accompanying notes to unaudited financial statements

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(unaudited)

	Number of	Common	Additional paid	Accumulated	Deficit Accumulated	Total
	Common Shares	Shares $0.001	in capital	Deficit	During the
		Par Value			Development Stage

Balance - August 1, 2010	23,017	$23	$133,895	$(4,604,623)	$(1,695,396)	$(6,166,101)
Issuance of common stock for related party advances	400,146	400	4,320,957	—	—	4,321,356
Net Loss	—	—	—	—	(474,647)	(474,647)
Balance - July 31, 2011	423,163	$423	$4,454,852	$(4,604,623)	$(2,170,043)	$(2,319,391)
Issuance of common stock for related party advances	75,000	75	112,425	—	—	112,500
Issuance of common stock for accrued interest on note	1,500,000	1,500	1,358,841			1,360,341
Net Loss	—	—	—	—	(137,472)	(137,472)
Balance - July 31, 2012	1,998,163	$1,998	$5,926,118	$(4,604,623)	$(2,307,515)	$(984,022)
Issuance of common stock for related party advances	7,840,000	7,840	815,361	—	—	823,201
Net Loss	—	—	—	—	(377,346)	(377,346)
Balance - January 31, 2013	9,838,163	$9,838	$6,741,479	$(4,604,623)	$(2,684,861)	$(538,167)

See accompanying notes to unaudited financial statements

CLEAN ENVIRO TECH CORP.

(FORMERLY SKY POWER SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

January 31, 2013

(unaudited)

Note 1. Financial Statement Presentation

Clean Enviro Tech Corp. (formerly Sky Power Solutions Corp.) (the “Company” or “Clean”) following the merger with the Company’s wholly-owned subsidiary on December 24,2012 (formed for the sole purpose of merging with its parent), continues to work on the further development of the lithium batteries technology licensed from Terra Inventions Corp. (formerly Li-ion Motors Corp.) (“Terra”), the Company’s former parent. Consultants for the Company are continuing work on the solar concentrating electric power generating system working independently.

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

On April 15, 2008, Terra sold its controlling interest of the Company’s outstanding common stock to Blue Diamond Investments, Inc. (“Blue Diamond”) With the sale of our VoIP telecommunications business, named Zingo Telecom, Inc., on May 15, 2008, the Company intends to concentrate efforts on further development of the lithium batteries technology licensed from Terra, the Company’s former parent.

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with Terra Inventions providing for Terras' license to the Company of Terras’ patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, Terra has the right to purchase its requirements of lithium ion batteries from the Company, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Terras' cost for lithium ion batteries purchased from the Company is the actual manufacturing costs for such batteries for our fiscal quarter in which Terras’ purchase takes place.

On May 25, 2010, the agreement was amended to grant the Company the exclusive license rights for the United States and Terra may grant other companies rights elsewhere around the world.

Under the terms of the License Agreement, the Company agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. To date, we have not met the minimum requirements in the development of the technology, and therefore, are not compliant with our obligations under this covenant of the License Agreement. Terra has advised the Company that it will not give notice of default against the Company for its failure to comply with this covenant over the term of the License Agreement.

Effective April 16, 2008, the Company agreed to lease approximately 5,000 square feet of space in Terra’s’ North Carolina facility. The leased space was suitable, and utilized by the Company, for developmental and manufacturing operations for licensed products pursuant to the license agreement. The lease was terminated May 2012. Also, effective April 16, 2008, the Company purchased certain equipment and supplies related to the license agreement from Terra for the purchase price of $29,005.

Basis of Presentation

Going Concern

The Company’s financial statements for the period ended January 31, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of January 31, 2013, there was a working capital deficit of approximately $1 million. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Effective April 26, 2011, the Company filed with SOSN a Certificate of Change that affected a one-for-three hundred reverse split in our outstanding common stock and a reduction of our authorized common stock in the same one-for-three hundred, from 750,000,000 shares to 2,500,000 shares.

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

On April 26, 2012, debt to Terra was assigned to Frontline Asset Management (“Frontline”) and Windsor Capital (“Windsor”) in the amount of $112,500 which was converted into 3,750,000 shares of the Company’s common stock.

On June 11, 2012, accrued interest to Blue Diamond was assigned to various corporations in the amount of $1,360,341. Those assignees converted the debt into 75,000,000 shares of the Company’s common Stock.

On November 1, 2012, debt to Frontline was assigned to Kisumu S.A. in the amount of $493,920 which was converted into 7,840,000 shares of the Company’s common stock.

Effective January 18, 2013 as approved by the Financial Industry Regulatory Authority (“FINRA”), the Company’s Certificate of Change filed with SOSN affected a one-for-fifty reverse split in the Company’s outstanding common stock and a reduction of our authorized common stock in the same one-for-fifty ratio, from 100,000,000 shares to 10,000,000 shares.

All common stock references have been restated to reflect the stock splits. See Note 6 “Common Stock”, for further discussion.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the six months ended January 31, 2013, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

As of January 31, 2013, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended January 31, 2013, and 2012.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of January 31, 2013, and July 31, 2012.

Assets at Fair Value Using

		Quoted Prices in Activated Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
January 31, 2013
Cash and cash equivalents	$—	$—	$—	$—

July 31, 2012
Cash and cash equivalents	$—	$—	$—	$—

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of January 31, 2013.

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

Note 4. Property and Equipment

Property and equipment consists of:

	January 31, 2013	July 31, 2012

Equipment	$131,455	$131,455

Property and equipment	131,455	131,455
Less: Accumulated depreciation	(111,039)	(107,491)

Property and equipment, net	$20,416	$23,964

Depreciation expense for the six months ended January 31, 2013 and 2012, was $3,549 and $5,507, respectively. For the three months ended January 31, 2013 and 2012, depreciation expense was $2,484 and $2,484, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	January 31, 2013	July 31, 2012

Accounts payable	$161,531	$110,856
Wages, paid leave and payroll related taxes	7,520	7,520
Other accrued expenses	1,250	7,408

Total	$170,301	$125,784

Note 6. Common Stock

Effective January 18, 2013, the Company filed with SOSN a Certificate of Change that affected a 1:50 reverse split in the Company’s outstanding common stock and a reduction of our authorized common stock in the same 1:50 ratio, from 100,000,000 shares to 10,000,000 shares.

On November 1, 2012, Frontline assigned $61,740 of its debt to Brothers Capital Corp. (“Brothers”) and Brothers converted the assigned note for 49,000,000 shares of Common Stock at a discounted price of $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Reliable Investments Corp. (“Reliable”) and Reliable converted the assigned note for 49,000,000 shares of Common Stock at a discounted price $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Platinum Capital Holdings Corp. (“Platinum”) and Platinum converted the assigned note for 49,000,000 shares of Common Stock at a discounted price $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Wazalmin and Wazalmin converted the assigned note for 49,000,000 shares of Common Stock at a discounted price $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Nexium Financial Inc. (“Nexium”) and Nexium converted the assigned note for 49,000,000 shares of Common Stock at a discounted price $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to Artic Orchards Ltd. (“Artic”) and Artic converted the assigned note for 49,000,000 shares of Common Stock at a discounted price $0.00126 per share.

On November 1, 2012, Frontline assigned $61,740 of its debt to SSR Investments Corp. (“SSR”) and SSR converted the assigned note for 49,000,000 shares of Common Stock at a discounted price $0.00126 per share.

On November 1, 2012, Frontline assigned $30,870 of its debt to ALG Financial, LLC (“ALG”) and ALG converted the assigned note for 24,500,000 shares of Common Stock at a discounted price $0.00126 per share.

On November 1, 2012, Frontline assigned $30,870 of its debt to Kisumu, S.A. (“Kisumu”) and Kisumu converted the assigned note for 24,500,000 shares of Common Stock at a discounted price $0.00126 per share.

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

On April 26, 2012, Terra assigned $112,500 of its debt to Frontline and Frontline assigned $63,000 of the assigned note to Windsor. Frontline converted the balance of the assigned note for 1,650,000 shares of Common Stock at $0.03 per share. Windsor converted the assigned note for 2,100,000 shares of Common Stock at $0.03 per share.

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

Conversion price was equal to fair market value of common share on the date of conversion, except for the conversion of shares on November 1, 2012, which were converted below fair value. For the six months ended January 31, 2013, the Company recorded a loss on extinguishment of debt in the amount of $329,280 in connection with the conversion.

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

See Note 7 “Net Loss Per Common Share,” for the impact on the Company’s loss per share amounts as a result of the 2011 reverse stock split. This reverse stock split on January 18, 2013, resulted in the reduction of approximately 97,909,000 shares of common stock and was accounted for by the transfer of $97,909 from common stock to additional paid-in-capital which is the amount equal to the par value of the reduction of shares to affect the reverse stock split.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the six months ended January 31, 2013 and 2012.

	Six Months Ended			Six Months Ended
	January 31, 2013			January 31, 2012
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(377,346)			$(56,901)

Basic loss per common share	(377,346)	9,752,946	(0.04)	(56,901)	423,146	(0.13)

Effect of dilutive securities	—			—

Diluted loss per common share	$(377,346)	9,752,946	(0.04)	$(56,901)	423,146	(0.13)

Net loss per common share for the six and three months ended January 31, 2012, has been revised. All share and per share amounts have been restated to reflect the one-for-fifty reverse stock split as discussed in Note 6.

The amounts previously reported for the six and three months ended January 31, 2012, were as follows:

	Six Months Ended	Three Months Ended
	January 31, 2012	January 31, 2012
Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	21,157,316	21,157,316

Note 8. Related Party Transactions

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The related party transaction amounts are reported as current due to the relationship.

Note 9. Advances

The Company's principal financing source in the last two fiscal years had been from its former parent, Terra Inventions. On October 2, 2012, the Company’s entire debt to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At January 31, 2013 and July 31, 2012, the Company owed Terra $0 and $708,602, respectively.

During the six months ended January 31, 2013 and 2012, the Company received advances totaling $0 and $54,539 , respectively; and made payments totaling $0 and $22,894 (all in the form of reimbursement for one leased employee), respectively. During the three months ended January 31, 2013 and 2012, the Company received advances totaling $0 and $18,562, respectively; and made payments totaling $0 and $7,361(all in the form of reimbursement for one leased employee), respectively.

As were the terms with Terra, the assigned debt remains and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Note 10. Income Taxes

At January 31, 2013 and July 31, 2012, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.9 million and $1.8 million at January 31, 2013 and July 31, 2012, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.8 million and $6.6 million at January 31, 2013 and July 31, 2012, respectively, will begin to expire in 2023.

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

Introduction

We were incorporated on July 15, 2002 under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with Terra Inventions on April 15, 2008, for the license of the development of their lithium battery technology. We sold our Zingo Telecom, Inc. and M/S Zingo Bpo Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.  To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008 and on April 5, 2011, we merged with our wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.  On December 24, 2012 we merged with our wholly owned subsidiary, Clean Enviro Tech Corp. taking that as our new name.

We entered into a license agreement with Terra on April 15, 2008, for the license of the technology related to the development of their lithium battery technology. We also leased space within Terra’s plant and created a chemical lab and manufacturing facility to begin work on the lithium battery technology we had licensed.

Results Of Operations for the Six and Three Months Ended January 31, 2013

We incurred a net loss of $377,346 during the six months ended January 31, 2013, which included: general and administrative (G&A) costs of $45,918; research and development (R&D) expenses of $2,148; and a loss on extinguishment of debt of $329,280 During the three months ended January 31, 2013, the Company incurred a net loss of $352,416 which included: G&A costs of $23,001, R&D expenses of $135 and a loss on extinguishment of debt of $329,280.

2013 Compared to 2012

For the six months ended January 31, 2013 our net loss increased to $377,346 from $56,901 for the same period ending January 31, 2012. The increase was primarily due to the loss on extinguishment of debt of $329,280.

Our net loss for the three months ended January 31, 2013 increased to $352,416 from $28,839 for the same period ending January 31, 2012. The increase was primarily due to the loss on extinguishment of debt of $329,280.

Plan of Operations

Commercial Initiatives

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

License Agreement with Terra

Effective April 15, 2008, we entered into a License Agreement with Terra, our former controlling Effective April 15, 2008, we entered into a License Agreement (“License Agreement”) with Terra providing for Terra’ license to us of Terra patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, Terra has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Terra’ cost for lithium ion batteries purchased from us is our actual manufacturing costs for such batteries for our fiscal quarter in which Terra purchase takes place. On May 25, 2010 our agreement was amended to provide that we have exclusive license rights for the United States and Terra may grant other companies rights elsewhere around the world.

We have agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Terra has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement. As of fiscal year ended July 31, 2012; we are still not in compliance under this covenant.

On April 16, 2008, we lease approximately 5,000 square feet of space (“Leased Space”) in Terra’ North Carolina facility, such Leased Space was to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement, that lease was terminated May 31, 2012, when Li-ion closed their facility. The Leased Space, had been leased by Terra to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Terra also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

Liquidity and Capital Resources

As of January 31, 2013, we had cash on hand of $0 and liabilities of $558,583 as compared with $1,007,986 at July 31, 2012, and our property plant and equipment decreased to $20,416 at January 31, 2013, as compared with $23,964 at July 31, 2012. Accounts payable and accrued expenses increased at January 31, 2013, to $170,301 as compared with $125,784 at July 31, 2012, and advances and due to related parties were $388,282 at January 31, 2013, as compared to $882,202 at July 31, 2012.

At January 31, 2013, we had a working capital deficiency of $558,583 and a stockholders' deficit of $538,167.

We used net cash in operating activities of $0 in the six months ended January 31, 2013, as compared with $31,562 in the comparable period in 2012, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2013 and $0 in 2012.

During the six months ended January 31, 2013, we received $0 and repaid $0, to a related party as compared with advances from related parties of $0 and repayments of $0 in 2012.

During the six months ended January 31, 2013, we received $0 from the proceeds from our promissory note to Terra Corp. and repaid $0 as compared to advances received in 2012, of $$54,539 and repayment of $22,984.

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

CLEAN ENVIRO TECH CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: March 14, 2013

