Form 10-Q
period 2013-04-30
SKY POWER SOLUTIONS CORP.
filed 2013-06-12
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2013
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
(702) 425-4289 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par value $0.001per share

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

On June 12, 2013, there were 9,838,721 shares of common stock outstanding.

Table of Contents
Page No.
PART I. FINANCIAL INFORMATION

ITEM I – Unaudited Financial Statements

Balance Sheets as of April 30, 2013 and July 31, 2011 (Unaudited)	x

Statements of Operations for the Nine and Three Months Ended April 30, 2013 and 2012 and for the Period Entering the Development Statge August 1, 2008 Through April 30, 2013 (Unaudited)	x

Statements of Cash Flows for the Nine Months Ended April 30, 2013 and 2012 and for the Period Entering the Development Statge August 1, 2008 Through April 30, 2013 (Unaudited)	x

Statement of Stockholders Deficiency (Unaudited)	x

Notes to Unaudited Financial Statements	x

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	x

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	x

ITEM 4T– Controls and Procedures.	x

PART II. OTHER INFORMATION

ITEM 6 - Exhibits	x

Table of Contents	-1-

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

The results of operations for the nine and three months ended April 30, 2013 and 2012, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	-2-

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Balance Sheets
(unaudited)

	April 30,	July 31,
	2013	2012
Assets

Property and equipment, net	18,696	23,964
Total assets	$18,696	$23,964

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$110,895	$125,784
Advances	284,094	708,602
Due to related parties	173,600	173,600
Total current liabilities	568,589	1,007,986

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized as of April 30, 2013; 9,838,163 and 1,998,163 issued and outstanding at April 30, 2013 and July 31, 2012, respectively.	9,838	1,998
Additional paid-in capital	6,741,479	5,926,118
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(2,696,587)	(2,307,515)
Stockholders' deficiency	(549,893)	(984,022)

Total liabilities and stockholders' deficiency	$18,696	$23,964

See accompanying notes to unaudited financial statements

Table of Contents	-3-

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Nine Months Ended		For the Three Months Ended		For the Period Entering the Development Stage
	April 30,		April 30,		August 1, 2008
	2013	2012	2013	2012	- April 30, 2013
Net sales	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	57,312	92,432	11,394	26,459	756,965
Research and development	2,480	10,812	332	788	451,792
Loss from operations	(59,792)	(103,244)	(11,726)	(27,247)	(1,208,757)
Other (expenses)/income
Interest expense	—	—	—	—	(1,233,270)
Loss on disposal of assets	(26,360)
Loss on extinguishment of debt	(329,280)	—	—	—	(329,280)
Other income	—	19,884	—	—	101,080
Net loss before provision for (benefit from) income taxes	(389,072)	(83,360)	(11,726)	(27,247)	(2,696,587)
Provision for (benefit from) income taxes	—	—	—	—	—
Net loss	$(389,072)	$(83,360)	$(11,726)	$(27,247)	$(2,696,587)
Net loss per common share - basic and diluted	$(0.05)	$(0.20)	$(0.00)	$(0.07)
Weighted average number of common shares outstanding - basic and diluted	7,196,112	424,532	9,838,163	415,511
See accompanying notes to unaudited financial statements

Table of Contents	-4-

Clean Envrio Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended		For the Period Entering the Development Stage
	April 30,		August 1, 2008
	2013	2012	- April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(389,072)	$(83,360)	$(2,696,587)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	5,269	7,914	108,585
Loss on disposal of property and equipment	—	—	26,360
Loss on extinguishment of debt	329,280	—	329,280
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	1,463	—
Accounts payable and accrued expenses	(14,889)	25,596	1,306,978
Net cash used in operating activities	(69,412)	(48,387)	(925,384)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(17,015)
Net cash used in investing activities	—	—	(17,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	71,364	1,573,333
Advances from related parties	69,412	—	1,220,155
Payments on advances	—	(22,984)	(752,231)
Payments to related parties	—	—	(1,114,553)
Net cash provided by financing activities	69,412	48,380	926,704
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	(7)	(15,695)
Cash and cash equivalents at beginning of year	—	7	15,695
Cash and cash equivalents at end of year	$—	$—	$—
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$493,920	$112,500	$4,927,778
Shares issued for accrued interest on paid promissory note	$—	$—	$1,360,341
See accompanying notes to unaudited financial statements

Table of Contents	-5-

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted
(unaudited)

	Number of Common Shares	Common Shares $0.001 Par Value	Additional Paid in Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total

Balance - August 1, 2010	23,017	$23	$133,895	$(4,604,623)	$(1,695,396)	$(6,166,101)
Issuance of common stock for related party advances	400,146	400	4,320,957	—	—	4,321,356
Net Loss	—	—	—	—	(474,647)	(474,647)
Balance - July 31, 2011	423,163	423	4,454,852	(4,604,623)	(2,170,043)	(2,319,391)
Issuance of common stock for related party advances	75,000	75	112,425	—	—	112,500
Issuance of common stock for accrued interest on note	1,500,000	1,500	1,358,841	1,360,341
Net Loss	—	—	—	—	(137,472)	(137,472)
Balance - July 31, 2012	1,998,163	1,998	5,926,118	(4,604,623)	(2,307,515)	(984,022)
Issuance of common stock for related party advances	7,840,000	7,840	815,361	—	—	823,201
Net Loss	—	—	—	—	(389,072)	(389,072)
Balance - April 30, 2013	9,838,163	$9,838	$6,741,479	$(4,604,623)	$(2,696,587)	$(549,893)
See accompanying notes to unaudited financial statements

Table of Contents	-6-

CLEAN ENVIRO TECH CORP.

(FORMERLY SKY POWER SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

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

The balance sheet as of April 30, 2013 and the statement of operations, stockholders’ deficiency and the cash flows for the periods presented have been prepared by Clean Enviro Tech Corp. (a “Development Stage Company”) and are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim periods and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, change in stockholders’ deficiency and cash flows for the periods presented have been made. The information for the balance sheet as of July 31, 2012, are derived from audited financial statements of the Company.

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

Table of Contents	-7-

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

Basis of Presentation

Going Concern

The Company’s financial statements for the period ended April 30, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of April 30, 2013, there was a working capital deficit of approximately $550,000. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Table of Contents	-8-

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

All common stock references have been restated to reflect the stock splits. See Note 5 “Common Stock”, for further discussion.

Table of Contents	-9-

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. There were no significant changes to these accounting policies during the nine months ended April 30, 2013, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3. Property and Equipment

Property and equipment consists of:

	April 30, 2013	July 31, 2012

Equipment	$ 131,455	$ 131,455

Property and equipment	131,455	131,455
Less: Accumulated depreciation	(112,759)	(107,491)

Property and equipment, net	$ 18,696	$ 23,964

Depreciation expense for the nine months ended April 30, 2013 and 2012, was $5,269 and $7,914, respectively. For the three months ended April 30, 2013 and 2012, depreciation expense was $1,720 and $2,407, respectively and is included in selling, general and administrative expenses on the Company’s statement of operations.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	April 30, 2013	July 31, 2012

Accounts payable	$ 102,125	$ 110,856
Wages, paid leave and payroll related taxes	7,520	7,520
Other accrued expenses	1,250	7,408

Total	$ 110,895	$ 125,784

Note 5. Common Stock

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

Table of Contents	-10-

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

Conversion price was equal to fair market value of common share on the date of conversion, except for the conversion of shares on November 1, 2012, which were converted below fair value. For the nine months ended April 30, 2013, the Company recorded a loss on extinguishment of debt in the amount of $329,280 in connection with the conversion.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the nine months ended April 30, 2013 and 2012.

	Nine Months Ended			Nine Months Ended
	April 30, 2013			April 30, 2012
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$ (389,072)			$ (83,360)

Basic loss per common share	(389,072)	7,196,112	(0.05)	(83,360)	424,532	(0.20)

Effect of dilutive securities	-			-

Diluted loss per common share	$ (389,072)	7,196,112	(0.05)	$ (83,360)	424,532	(0.20)

Net loss per common share for the Nine and three months ended April 30, 2012, has been revised. All share and per share amounts have been restated to reflect the one-for-fifty reverse stock split as discussed in Note 6.

The amounts previously reported for the nine and three months ended April 30, 2012, were as follows:

	Nine Months Ended	Three Months Ended
	April 30, 2012	April 30, 2012
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)

Weighted Average Number of Shares
Outstanding -Basic and Diluted	21,225,747	20,774,738

Table of Contents	-13-

Note 7. Related Party Transactions

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The related party transaction amounts are reported as current due to the relationship.

Note 8. Advances

The Company's principal financing source in the last two fiscal years had been from its former parent, Terra. On October 2, 2012, the Company’s entire debt of to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At April 30, 2013 and July 31, 2012, the Company owed Terra $0 and $708,602, respectively.

During the nine months ended April 30, 2013 and 2012, the Company received advances from Terra totaling $0 and $71,364, respectively; and made payments totaling $0 and $22,894 (all in the form of reimbursement for one leased employee), respectively. During the three months ended April 30, 2013 and 2012, the Company received advances from Terra totaling $0 and $16,826, respectively; and made payments totaling $0 and $112,500 (from assignment of debt to Frontline), respectively.

On October 2, 2012, Frontline obtained the receivable from Terra in the amount of $708,602. On November 1, 2012, $493,920 was converted into Common Shares, leaving a balance due to Frontline of $214,682. At April 30, 2013 and July 31, 2012, the Company owed Frontline $284,094 and $0, respectively.

During the nine months ended April 30, 2013 and 2012, the Company received advances from Frontline totaling $69,412 and $0, respectively; and made payments totaling $0 and $0, respectively. During the three months ended April 30, 2013 and 2012, the Company received $13,939 and $0, respectively; and made payments totaling $0 and $0, respectively.

As were the terms with Terra, the assigned of debt to Frontline, continues to be, as does any subsequent debt we incur interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Note 9. Income Taxes

At April 30, 2013 and July 31, 2012, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.9 million and $1.8 million at April 30, 2013 and July 31, 2012, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $6.8 million and $6.6 million at April 30, 2013 and July 31, 2012, respectively, will begin to expire in 2023.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs. The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Table of Contents	-14-

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

Results Of Operations for the Nine and Three Months Ended April 30, 2013

We incurred a net loss of $389,072 during the nine months ended April 30, 2013, which included: general and administrative (G&A) costs of $57,312; research and development (R&D) expenses of $2,480; and a loss on extinguishment of debt of $329,280. During the three months ended April 30, 2013, the Company incurred a net loss of $11,726 which included: G&A costs of $11,394, and R&D expenses of $332.

2013 Compared to 2012

For the nine months ended April 30, 2013 our net loss increased to $389,072 from $83,360 for the same period ending April 30, 2012. The increase was primarily due to the loss on extinguishment of debt of $329,280.

Our net loss for the three months ended April 30, 2013 decreased to $11,726 from $27,247 for the same period ending April 30, 2012. The decrease was primarily due to salaries and wages and facility rental expense.

Table of Contents	-15-

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

Table of Contents	-16-

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

Liquidity and Capital Resources

As of April 30, 2013, we had cash on hand of $0 and liabilities of $568,589 as compared with $1,007,986 at July 31, 2012, and our property plant and equipment decreased to $18,696 at April 30, 2013, as compared with $23,964 at July 31, 2012. Accounts payable and accrued expenses increased at April 30, 2013, to $180,307 as compared with $125,784 at July 31, 2012, and advances and due to related parties were $388,282 at April 30, 2013, as compared to $882,202 at July 31, 2012.

At April 30, 2013, we had a working capital deficiency of $549,893 and a stockholders' deficit of $549,893.

We used net cash in operating activities of $0 in the nine months ended April 30, 2013, as compared with $48,387 in the comparable period in 2012, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2013 and $0 in 2012.

During the nine months ended April 30, 2013, we received $0 and repaid $0, to a related party as compared with advances from related parties of $0 and repayments of $0 in 2012.

During the nine months ended April 30, 2013, we received $0 from the proceeds from our promissory note to Terra Corp. and repaid $0 as compared to advances received in 2012, of $71,364 and repayment of $22,984.

During the nine months ended debt to Frontline was assigned to Kisumu S.A. in the amount of $493,920 which was converted into 7,840,000 shares of the Company’s common stock.

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

Table of Contents	-17-

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

Table of Contents	-18-

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Table of Contents	-19-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY POWER SOLUTIONS CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: June 12, 2013

Table of Contents	-20-