Form 10-K
period 2013-07-31
SKY POWER SOLUTIONS CORP.
filed 2013-11-12
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [x] No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) Of the Act. [ ] Yes [x] No

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [x] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2012, was $2,118,711 based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 28, 2013, there were 9,838,721 shares of common stock outstanding.

 PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains   historical   information as well as forward-looking statements.  Statements looking forward in time are included in this  Annual  Report  pursuant  to the safe  harbor  provisions  of the  Private Securities  Litigation  Reform Act of 1995.  Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important  factors  described elsewhere in this Form 10-K, the following forward looking  statements,  among others,  sometimes  have  affected,  and in the future could affect,  our actual results and could cause our actual results during  2013 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

On December 19, 2012, our Board of Directors authorized the merger with our wholly-owned subsidiary, Clean Enviro Tech Corp. and also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:50 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:50 ratio, from 500,000,000 shares to 10,000,000 shares. In the merger the name of our company was changed from Sky Power Solutions Corp. to Clean Enviro Tech Corp. The change of the Company’s name to Clean Enviro Tech Corp. and the 1:50 reverse split with the concurrent reduction of our authorized common stock in the same ratio were approved by FINRA and effective for trading purposes on January 19, 2013.

The mailing address for our executive office is 420 North Nellis Blvd., Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (702) 425-4289.

Liquidity and Capital Resources

As of July 31, 2013, we had cash on hand of $0. During the year ended July 31, 2013, we incurred a net loss of $1,057,142. On July 31, 2013, we had a working capital deficiency of $595,278and a stockholders' deficit of $590,764.

We had 9,838,721 shares of common stock issued and outstanding as of October 28, 2013.  Our common stock is quoted on the OTCQB of the OTC Markets Group.

Table of Contents	-1-

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

Table of Contents	-2-

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

Research and Development Expenditures

We incurred research and development expenditures of $4,820 during the year ended July 31, 2013, and of $10,812 in the year ended July 31, 2012.

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

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

Table of Contents	-3-

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

We have not had sufficient revenues from our operations to operate without substantial loans from a former major stockholder. As of July 31, 2013, we had cash on hand of $0. For our fiscal year ended July 31, 2013, we have reported a net loss of $1,057,142; a working capital deficiency of $595,278; and a stockholders' deficit of $590,764.

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

Table of Contents	-4-

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our mailing address is 420 North Nellis Blvd., Suite A3-146, Las Vegas, Nevada 89110, for which we pay $11.00 per month, on a month to month basis.

Item 3. Legal Proceedings.

None.

Table of Contents	-5-

Item 4. Mine Safety Disclosures.

None.

Table of Contents	-6-

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of October 28, 2013, there were approximately 89 record owners of the Company's Common Stock. The Company's Common Stock is quoted on the OTC Markets Group OTCQB market.

Period	High*	Low*
August 1, 2010 to October 31, 2010	$0.0045	$0.0029
November 1, 2010 to January 31, 2011	$0.0050	$0.0020
February 1, 2011 to April 30, 2011	$0.1000	$0.0012
May 1, 2011 to July 31, 2011	$1.8000	$0.2600

August 1, 2011 to October 31, 2011	$0.5900	$0.0700
November 1, 2011 to January 31, 2012	$0.0700	$0.0200
February 1, 2012 to April 30, 2012	$0.1000	$0.0100
May 1, 2012 to July 31, 2012	$0.0600	$0.0100

August 1, 2012 to October 31, 2012	$0.0130	$0.0030
November 1, 2012 to January 31, 2013	$0.4290	$0.0040
February 1, 2013 to April 30, 2013	$0.4000	$0.0700
May 1, 2013 to July 31, 2013	$1.5400	$0.1600

* Prices have been adjusted to reflect the 3-for-1 forward split effective October 19, 2009, the 1-for-300 reverse split effective April 26, 2011 and the 1-for-50 reverse split effective January 19, 2013.

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

Table of Contents	-7-

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

On December 19, 2012, our Board of Directors authorized the merger with our wholly-owned subsidiary, Clean Enviro Tech Corp. and also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:50 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:50 ratio, from 500,000,000 shares to 10,000,000 shares. In the merger the name of our company was changed from Sky Power Solutions Corp. to Clean Enviro Tech Corp. The change of the Company’s name to Clean Enviro Tech Corp. and the 1:50 reverse split with the concurrent reduction of our authorized common stock in the same ratio were approved by FINRA and effective for trading purposes on January 19, 2013 .

Results Of Operations for the Year Ended July 31, 2013

We incurred a net loss of $1,057,142 during the year ended July 31, 2013, which included: general and administrative (G&A) costs of $95,842; research and development (R&D) expenses of $4,820; and loss on extinguishment of debt of $956,480.

2013 Compared to 2012

For the year ended July 31, 2013, our net loss increased to $1,057,142 from $137,472 for the same period ending July 31, 2012. The increase was primarily due the conversion of debt to Common Shares at a loss per share.

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

License Agreement with Terra Inventions Corp.

Effective April 15, 2008, we entered into a License Agreement with Terra Inventions Corp., our former controlling stockholder, providing for Terras’ license to us of their patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications.

Table of Contents	-8-

Under the License Agreement, Terra has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Terra’s cost for lithium ion batteries purchased from us will be our actual manufacturing costs for such batteries for our fiscal quarter in which Terras’ purchase takes place. On May 25, 2010 the Agreement was amended limiting us to only the United States with Terra being able to grant other licenses to companies in other parts of the world.

Under Section 2.2 of the License Agreement, we have agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement.  Terra Inventions Corp. has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement.

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space in Terras’ North Carolina facility, such Leased Space to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space is leased by Terra Inventions Corp. to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Terra closed their facility on May 31, 2012, and terminated our lease. Effective April 16, 2008, Terra also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed intellectual property.

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

5.2   Liquidity and Capital Resources

As of July 31, 2013, we had cash on hand of $0 and liabilities of $ 595,278, as compared with $1,007,986 at July 31, 2012; and our property plant and equipment decreased to $4,514 at July 31, 2013, as compared with $23,964 for 2012. Accounts payable and accrued expenses decreased at July 31, 2013 to $206,996 as compared with $125,784 at July 31, 2012, and advances and due to related parties decreased to $388,282 at July 31, 2013, as compared to $882,202 for 2012.

At July 31, 2013, we had a working capital deficiency of $595,278 and a stockholders' deficit of $590,764.

We used net cash in operating activities of $0 in the year ended July 31, 2013, as compared with $58,782 in the comparable period in 2012, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 in 2013 and $0 in 2012.

In the year ended July 31, 2013, we received $0 in advances from a related party, and made payments to the related party of $0, as compared with advances from the related party of $0 in 2012, and payments to the related party of $0.

During the year ended July 31, 2013, we received $0 from the proceeds from unrelated lenders and repaid $0 as compared to advances received in 2012, of $81,758 and repayment of $22,983. During the year ended July 31, 2013, the Company converted $493,920 in debt into Common Stock.

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

Table of Contents	-9-

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

Table of Contents	-10-

Item 8. Financial Statements and Supplementary Data.

CLEAN ENVIRO TECH CORP.

FINANCIAL STATEMENTS

July 31, 2013

CLEAN ENVIRO TECH CORP.

Index to Financial Statements

Reports of Independent Registered Accounting Firms

Balance Sheets as of July 31, 2013 and 2012

Statements of Operations for Years Ended July 31, 2013 and July 31, 2012

Statements of Cash Flows for the Years Ended July 31, 2013 and July 31, 2012

Statement of Stockholders’ (Deficiency) for the Year Ended July 31, 2013 and July 31, 2012

Notes to Financial Statements, as of and for the Years Ending July 31, 2013 and 2012

Table of Contents	-11-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Clean Enviro Tech Corp.

We have audited the accompanying balance sheet of Clean Enviro Tech Corp. (the Company) as of July 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the cumulative period from August 1, 2008 (date of inception) through July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Clean Enviro Tech Corp. as of July 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from August 1, 2008 (date of inception) through July 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $3,364,657 for the period from inception through July 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 12, 2013

Table of Contents	-12-

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

/s/ Madsen & Associates, CPA's Inc.

Madsen & Associates, CPA's Inc.

November 19, 2012

Table of Contents	-13-

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Balance Sheets

	July 31,
	2013	2012
Assets

Property and equipment, net	$4,514	$23,964

Total assets	$4,514	$23,964

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$206,996	$125,784
Advances	214,682	708,602
Due to related parties	173,600	173,600

Total current liabilities	595,278	1,007,986

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized as of July 31, 2013; 9,838,721 and 1,998,163 issued and outstanding at July 31, 2013 and July 31, 2012, respectively.	9,839	1,998

Additional paid-in capital	7,368,677	5,926,118
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(3,364,657)	(2,307,515)

Stockholders' deficiency	(590,764)	(984,022)

Total liabilities and stockholders' deficiency	$4,514	$23,964

See accompanying notes to financial statements

Table of Contents	-14-

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statements of Operations

			For the Period Entering
	For the Year Ended		the Development Stage
	July 31,		August 1, 2008
	2013	2012	- July 31, 2013
Net sales	$—	$—	$—

Operating expenses:
General and administrative	95,842	120,184	795,495
Research and development	4,820	10,812	454,132

Loss from operations	(100,662)	(130,996)	(1,249,627)

Other (expenses)/income
Interest expense	—	—	(1,233,270)
Loss on disposal of assets	—	(26,360)	(26,360)
Loss on extinguishment of debt	(956,480)	—	(956,480)
Other income	—	19,884	101,080

Net loss before provision for (benefit from) income taxes	(1,057,142)	(137,472)	(3,364,657)

Provision for (benefit from) income taxes	—	—	—

Net loss	$(1,057,142)	$(137,472)	$(3,364,657)

Net loss per common share - basic and diluted	$(0.13)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	7,862,053	648,369

See accompanying notes to financial statements

Table of Contents	-15-

Clean Envrio Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statements of Cash Flows
			For the Period Entering
	Year Ended		the Development Stage
	July 31,		August 1, 2008
	2013	2012	- July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,057,142)	$(137,472)	$(3,364,657)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	19,450	10,124	122,766
Loss on disposal of property and equipment	—	26,360	26,360
Loss on extinguishment of debt	956,480	—	956,480
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	1,788	—
Accounts payable and accrued expenses	81,212	40,418	1,403,079
Net cash used in operating activities	—	(58,782)	(855,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property and equipment	—	—	(17,015)
Net cash used in investing activities	—	—	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	81,758	1,573,333
Advances from related parties	—	—	1,150,743
Payments on advances	—	(22,983)	(752,231)
Payments to related parties	—	—	(1,114,553)
Net cash provided by financing activities	—	58,775	857,292

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	(7)	(15,695)
Cash and cash equivalents at beginning of year	—	7	15,695
Cash and cash equivalents at end of year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$493,920	$112,500	$4,927,778
Shares issued for accrued interest on paid promissory note	$—	$1,360,341	$1,360,341

See accompanying notes to financial statements

Table of Contents	-16-

Clean Enviro Tech Corp.
(Formerly Sky Power Solutions Corp.)
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Periods Ended As Noted

	Number of Common Shares	Common Shares $0.001 Par Value	Additional paid in capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total

Balance August 1, 2008	23,017	$23	$133,895	$(4,604,623)	$—	$(4,470,705)
Net Loss	—	—	—	—	(898,447)	(898,447)
Balance - July 31, 2009	23,017	23	133,895	(4,604,623)	(898,447)	(5,369,152)
Net Loss	—	—	—	—	(796,949)	(796,949)
Balance - July 31, 2010	23,017	23	133,895	(4,604,623)	(1,695,396)	(6,166,101)
Issuance of common stock for related party advances	400,146	400	4,320,957	—	—	4,321,356
Net Loss	—	—	—	—	(474,647)	(474,647)
Balance - July 31, 2011	423,163	423	4,454,852	(4,604,623)	(2,170,043)	(2,319,391)
Issuance of common stock for related party advances	75,000	75	112,425	—	—	112,500
Issuance of common stock for accrued interest on note	1,500,000	1,500	1,358,841			1,360,341
Net Loss	—	—	—	—	(137,472)	(137,472)
Balance - July 31, 2012	1,998,163	1,998	5,926,118	(4,604,623)	(2,307,515)	(984,022)
Issuance of common stock for related party advances	7,840,558	7,841	1,442,559	—	—	1,450,400
Net Loss	—	—	—	—	(1,057,142)	(1,057,142)
Balance - July 31, 2013	9,838,721	$9,839	$7,368,677	$(4,604,623)	$(3,364,657)	$(590,764)

See accompanying notes to financial statements

Table of Contents	-17-

CLEAN ENVIRO TECH CORP.

(FORMERLY SKY POWER SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

Note 1. Financial Statement Presentation

Clean Enviro Tech Corp. (formerly Sky Power Solutions Corp.) (the “Company” or “Clean”) following the merger with the Company’s wholly-owned subsidiary on December 24, 2012 (formed for the sole purpose of merging with its parent), continues to work on the further development of the lithium batteries technology licensed from Terra Inventions Corp. (formerly Li-ion Motors Corp.) (“Terra”), the Company’s former parent. Consultants for the Company are continuing work on the solar concentrating electric power generating system working independently.

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

Table of Contents	-18-

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

Basis of Presentation

Going Concern

The Company’s financial statements for the year ended July 31, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in 2013 and as of July 31, 2013, there was a working capital deficit of $595,278. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

Since its incorporation, the Company financed its operations almost exclusively through advances from its controlling shareholders. Management’s plans are to finance operations through the sale of equity or other investments for the foreseeable future, as the Company does not receive significant revenue from its new business operations. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Lives
Furniture and Fixtures	10 years
Software	3-5 years
Computers	5 years

Table of Contents	-19-

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

Advertising

Advertising costs are generally expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the years ended July 31, 2013 and 2012, were approximately $2,250 and $3,165, respectively.

Research and Development

The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. As of July 31, 2013 and 2012, there have been expenses allocated to research and development. For the years ending July 31, 2013 and 2012, R&D consisted of parts, salaries, and payroll taxes, which amounted to $4,820 and $10,812, respectively.

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

Table of Contents	-20-

Note 3. Property and Equipment

Property and equipment at consists of:

	July 31,
	2013	2012

Equipment	$131,455	$131,455

Less: Accumulated depreciation	(126,941)	(107,491)

Property and equipment, net	$4,514	$23,964

Depreciation expense for the years ended July 31, 2013 and 2012, was $19,450 and $10,124, respectively.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2013 and 2012 consisted of:

	July 31,
	2013	2012

Accounts payable	$164,957	$110,856
Wages, paid leave and payroll related taxes	41,039	7,520
Other accrued expenses	1,000	7,408

Total	$206,996	$125,784

Note 5. Common Stock

Effective January 18, 2013, the Company filed with Secretary Of State of Nevada a Certificate of Change that affected a 1:50 reverse split in the Company’s outstanding common stock and a reduction of our authorized common stock in the same 1:50 ratio, from 500,000,000 shares to 10,000,000 shares. We have retroactively restated all share amounts to show effects of the Common Stock split.

On October 9, 2012, the Company converted $493,920 of its debt to various lenders into 7,840,575 shares of Common Stock at $0.18499 per share, causing a loss of settlement of debt in the amount of $956,480.

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

Table of Contents	-21-

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

Table of Contents	-22-

Effective April 26, 2011, the Company filed with SOSN a Certificate of Change that affected a 1:300 reverse split in the Company’s outstanding common stock and a reduction of our authorized common stock in the same 1:300 ratio, from 750,000,000 shares to 2,500,000 shares.

See Note 6 “Net Loss Per Common Share,” for the impact on the Company’s loss per share amounts as a result of the 2011 reverse stock split. This reverse stock split on January 18, 2013, resulted in the reduction of approximately 97,909,000 shares of common stock and was accounted for by the transfer of $97,909 from common stock to additional paid-in-capital which is the amount equal to the par value of the reduction of shares to affect the reverse stock split.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2013 and 2012.

	Year Ended			Year Ended
	July 31, 2013			July 31, 2012
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(1,057,142)			$(137,472)

Basic EPS	(1,057,142)	7,862,053	(0.13)	(137,472)	648,369	(0.21)

Effect of dilutive securities	—			—

Diluted EPS	$(1,057,142)	7,862,053	(0.13)	$(137,472)	648,369	(0.21)

Due to the Common Stock split, net loss per common share for the year ended July 31, 2012 has been revised. The amounts previously reported for the year ended July 31, 2012 were as follows:

Weighted shares outstanding, basic and diluted	99,907,316

Basic and diluted loss per common share	$(0.00)

Note 7. Related Party Transactions

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The related party transaction amounts are reported as current due to the relationship.

Note 8. Advances

The Company's principal financing source in the last two fiscal years had been from its former parent, Terra. On October 2, 2012, the Company’s entire debt to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At July 31, 2013 and July 31, 2012, the Company owed Terra $0 and $708,602, respectively.

Table of Contents	-23-

During the fiscal year ended July 31, 2013 and 2012, the Company received advances from Terra totaling $0 and $81,758, respectively; and made payments totaling $0 and $22,983 (all in the form of reimbursement for one leased employee), respectively.

On October 2, 2012, Frontline obtained the receivable from Terra in the amount of $708,602. On November 1, 2012, $493,920 was converted into Common Shares, leaving a balance due to Frontline of $214,682. At July 31, 2013 and July 31, 2012, the Company owed Frontline $326,852 and $0, respectively.

As were the terms with Terra, the assigned debt to Frontline continues to be, as does any subsequent debt we incur, interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Note 9. Income Taxes

At July 31, 2013, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $2 million and $1.8 million at July 31, 2013 and July 31, 2012, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $7.1 million and $6.7 million at July 31, 2013 and July 31, 2012 respectively, will begin to expire in 2024.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs. The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Note 10. Commitments and Contingencies

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

Rent expense for the years ended July 31, 2013 and 2012, was $-0- and $32,083, respectively.

Table of Contents	-24-

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 26, 2013, the Board of Directors of the Company accepted the resignation of Madsen & Associates, CPA’s Inc., its independent registered public accounting firm. On the same date, June 26, 2013, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Company's new independent registered public accounting firm, to audit the Company’s financial statements for its fiscal year ending July 31, 2013. From the date that Madsen & Associates, CPA’s Inc. were engaged, January 6, 2010, to the present time, or any other period of time, the reports of Madsen & Associates, CPA’s Inc. on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Madsen & Associates, CPA’s Inc. as to the Company’s financial statements for its fiscal years ended July 31, 2010, 2011 and 2012, were modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern. During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Madsen & Associates, CPA’s Inc., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Madsen & Associates, CPA’s Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

On June 26, 2013, the Company engaged Sadler, Gibb & Associates, LLC as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Sadler, Gibb & Associates, LLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

 As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and  procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2013, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2013. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2013, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	-25-

Item 9B. Other Information.

On December 19, 2012, our Board of Directors authorized the merger with our wholly-owned subsidiary, Clean Enviro Tech Corp. and also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:50 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:50 ratio, from 500,000,000 shares to 10,000,000 shares. In the merger the name of our company was changed from Sky Power Solutions Corp. to Clean Enviro Tech Corp. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock), and were authorized to be effective upon receipt of FINRA approval for trading purposes.

The change of the Company’s name to Clean Enviro Tech Corp. and the 1:50 reverse split with the concurrent reduction of our authorized common stock in the same ratio were approved by FINRA and effective for trading purposes on January 19, 2013.

Table of Contents	-26-

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 1, 2012 are as follows:

Name	Age	Office

Liudmilla Voinarovska	34	President, Chief Executive Officer, Treasurer, Secretary, and Director

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Liudmilla Voinarovska was appointed on July 27, 2012 as President, having been added to the Board June 15, 2012. Ms. Voinarovska is well educated and brings considerable experience to the Company.  Early in her career she taught English at the Gymnasium in the Ukraine, comparable to a U.S. High School, moving later to training teachers at the college level and at the International Academy of Personnel Management. She is currently pursuing a PhD in Linguistics. Moving into the business world she was the project coordinator of a call center for VoIP telecommunications, where she was highly effective resolving issues quickly and efficiently. More recently Ms. Voinarovsha has become a freelance consultant finding needed information and services, working with businessmen and firms who desire to establish businesses in the Ukraine, including setting up meetings with potential business partners.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than five  percent (5%) of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2013, all such filing requirements applicable to its officers and directors were complied with, except that Liudmilla Voinarovska was required to file a Form 3 within 10 days of her election on June 15, 2012 as a director of the Company, which Form has not yet been filed.

Item 11. Executive Compensation.

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Table of Contents	-27-

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)	Total

Liudmilla Voinarovska, President and Chief Executive Officer	2012	$—	$—	$—	$—	$—	$—	$—	-0-
	2013	—	—	—	—	—	—	2,050.00	-0-

Mehboob Charnia, President and Chief Executive Officer	2011	$—	$—	$—	$—	$—	$—	—	-0-
	2012	—	—	—	—	—	—	—	-0-

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended July 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 28, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Table of Contents	-28-

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Brothers Capital Corp.	980,000 Common Shares	9.99%
5143 Rusty Anchor Ct.
Las Vegas, NV 89130

Domino Developments, Inc.	689,000 Common Shares	7.00%
Suite 100, Beachmont Business Center
St. Vincent and the Grenandines, West Indies

Reliable Investments Corp.	980,000 Common Shares	9.99%
1350 Challenge Lane
Las Vegas, NV 89110

Platinum Capital Holdings Corp.	980,000 Common Shares	9.99%
2602 South Grand Canyon Dr.
Las Vegas, NV 89117

Artic Orchards, Ltd.	980,000 Common Shares	9.99%
5 Iron Mill
Minchinhampton
Glos, GL6 9AL
UK

SSR Investments Corp.	980,000 Common Shares	9.99%
4894 Lone Mountain
Las Vegas, NV 89130

(1) Based on 9,838,721 shares of common stock issued and outstanding as of October 28, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company's principal financing source in the last two fiscal years had been from its former parent, Terra. On October 2, 2012, the Company’s entire debt to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At July 31, 2013 and July 31, 2012, the Company owed Terra $0 and $708,602, respectively.

During the fiscal year ended July 31, 2013 and 2012, the Company received advances from Terra totaling $0 and $81,758, respectively; and made payments totaling $0 and $22,983 (all in the form of reimbursement for one leased employee), respectively.

On October 2, 2012, Frontline obtained the receivable from Terra in the amount of $708,602. On November 1, 2012, $493,920 was converted into Common Shares, leaving a balance due to Frontline of $214,682. At July 31, 2013 and July 31, 2012, the Company owed Frontline $214,682 and $0, respectively.

During the fiscal year ended July 31, 2013 and 2012, the Company received advances from Frontline totaling $0 and $0, respectively; and made payments totaling $0 and $0, respectively.

As were the terms with Terra, the assigned debt to Frontline continues to be, as does any subsequent debt we incur, interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Table of Contents	-29-

License Agreement for Lithium Ion Battery Technology

Effective April 15, 2008, we entered into a License Agreement with Terra Inventions Corp., our controlling stockholder providing for the license to us of Terra Inventions Corp. patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications. Under the License Agreement, Terra Inventions Corp. has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Terra Inventions Corp. cost for lithium ion batteries purchased from us will be our actual manufacturing costs for such batteries for our fiscal quarter in which Terra Inventions Corp. purchase takes place. On May 25, 2010 the Agreement was amended limiting us to only the United States, with Terra able to grant other licenses to companies in other parts of the world.

Under Section 2.2 of the License Agreement, we have agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement. Terra Inventions Corp. has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement.

On April 16, 2008, we leased approximately 5,000 square feet of space (“Leased Space”) in Terra’ North Carolina facility, such Leased Space was to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement, that lease was terminated May 31, 2012, when Terra closed their facility. The Leased Space, had been leased by Terra to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Terra also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Madsen & Associates for professional services rendered for the audit of our financial statement filed as part of our 2012 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended July 31, 2012 and the quarterly 10-Q filings for the fiscal year ended July 31, 2013, are $26,500 and $6,250, respectively. The aggregate fees billed by Sadler, Gibb & Associates, LLC for professional services rendered for the audit of our financial statement filed as part of our 2013 Form 10-K filing are $10,000.

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

(6) Not applicable.

Table of Contents	-30-

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)

3.1a	Articles of Merger, effective May 12, 2008, providing for the merger of Superlattice Power, Inc., a wholly-owned subsidiary of the Company into the Company. (Incorporated herein by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K, filed October 29, 2008.)

3.1b	Certificate of Change, effective October 19, 2009, providing for a 3-for-1 stock split and increase in authorized common stock. (Incorporated herein by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009).

3.1c	Articles of Merger, filed April 7, 2011, between Sky Power Solutions Corp. and Superlattice Power, Inc. (Incorporated by reference to Exhibit 3.1c to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1d	Certificate of Change, effective April 26, 2011, providing for a 300-for-1 reverse stock split and decrease in authorized common stock. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1e	Certificate of Amendment to Articles of Incorporation, filed June 6, 2011. (Incorporated by reference to Exhibit 3.1e to the Company’s Current Report on Form 8-K, filed with the Commission on June 8, 2011.)

3.1f	Certificate of Amendment to Articles of Incorporation, filed September 12, 2012. (Incorporated by reference to Exhibit 3.1f to the Company’s Current Report on Form 8-K, filed with the Commission on September 17, 2012.)

3.lg	Certificate of Change, filed December 24, 2012. Filed herewith.

3.1h	Certificate of Merger with subsidiary, filed December 24, 2012, amending Articles of Incorporation of Company to change the name of the Company to Clean Enviro Tech Corp. Filed herewith.

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)

10.4	Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

10.5	License Agreement, dated April 14, 2008, between the Company and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.6	Stock Purchase Agreement, dated May 15, 2008, between the Company and Heritage Asset Management Inc.(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2008.)

Table of Contents	-31-

10.7	EV Innovations, Inc. letter to the Company, dated October 1, 2009, waiving default under April 14, 2008 License Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009.)

10.8	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Li-ion Motors Corp. (formerly Hybrid Technologies, Inc.). (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 15, 2011.)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.		Title of Document
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Label Linkbase Document
101.	PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: November 13, 2013

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: November 13, 2013
Table of Contents	-32-