Form 10-Q
period 2013-10-31
SKY POWER SOLUTIONS CORP.
filed 2013-12-23
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2013

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

Common Stock, par value $0.001 per are

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

On December 13, 2013, there were 9,838,721 shares of common stock outstanding.

Table of Contents

Table of Contents

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Financial Statements	3
Balance Sheets as of October 31, 2013 and July 31, 2013 (Unaudited)	4
Statements of Operations for the Three Months Ended October 31, 2013 and 2012, and for the period entering the Development Stage (August 1, 2008 through October 31, 2013 (Unaudited)	5
Statements of Cash Flows for the Three Months Ended October 31, 2013 and 2012 , and for the period entering the Development Stage (August 1, 2008 through October 31, 2013 (Unaudited)	6
Notes to Unaudited Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 4 - Controls and Procedures	11
PART II. OTHER INFORMATION	12
ITEM 6 – Exhibits	12

Table of Contents	2

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	3

Clean Enviro Tech Corp.
(A Development Stage Company)
Balance Sheets
(unaudited)

	October 31,	July 31,
	2013	2013
Assets

Property and equipment, net	4,192	4,514
Total assets	$4,192	$4,514

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$237,950	$206,996
Advances	214,682	214,682
Notes payable	173,600	173,600
Total current liabilities	626,232	595,278

Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized as of October 31, 2013; 9,838,721 issued and outstanding at October 31, 2013 and July 31, 2013, respectively.	9,839	9.839
Additional paid-in capital	7,368,677	7,368,677
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(3,395,933)	(3,364,657)
Stockholders' deficiency	(622,040)	(590,764)
Total liabilities and stockholders' deficiency	$4,192	$4,514

See accompanying notes to unaudited financial statements

Table of Contents	4

Clean Enviro Tech Corp.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Period Entering the Development Stage
	October 31,		August 1, 2008 - October 31, 2013
	2013	2012
Net sales	—	—	—

Operating expenses:
General and administrative	21,816	22,917	820,311
Research and development	6,460	2,013	460,592

Loss from operations	(31,276)	(24,930)	(1,280,903)

Other (expenses)/income
Interest expense	—	—	(1,232,270)
Loss on disposal of assets	—	—	(26,360)
Loss on extinguishment of debt	—	—	(956,480)
Other income	—	—	101,080

Net loss before provision for (benefit from) income taxes	(31,276)	(24,930)	(3,395,933)

Provision for (benefit from) income taxes	—	—	—

Net loss	$(31,276)	$(24,930)	$(3,395,933)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,838,721	1,998,146

See accompanying notes to unaudited financial statements

Table of Contents	5

Clean Enviro Tech Corp.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended		For the Period Entering the Development Stage
	October 31,		August 1, 2008 -
	2013	2012	October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,276)	$(24,930)	$(3,395,933)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	322	7,914	123,088
Loss on disposal of property and equipment	—	—	26,360
Loss on extinguishment of debt	—	—	956,480
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	1,463	—
Accounts payable and accrued expenses	30,954	25,596	1,434,033
Net cash used in operating activities	—	10,043	(855,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(17,015)
Net cash used in investing activities	—	—	(17,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	71,364	1,573,333
Proceeds from notes payable	—	—	1,150,743
Payments on advances	—	(22,984)	(752,231)
Payments on notes payable	—	—	(1,114,553)
Net cash provided by financing activities	—	48,380	857,292
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	58,423	(15,695)
Cash and cash equivalents at beginning of period	—	7	15,695
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$—	$—	$4,433,858
Shares issued for accrued interest on paid promissory note	$—	$—	$1,360,341
See accompanying notes to unaudited financial statements

Table of Contents	6

CLEAN ENIVR0 TECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three Months Ended October 31, 2013

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Clean Enviro Tech Corp. (the “Company” or “Clean Enviro”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Clean Enviro for the year ended July 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2014.

Development State Enterprise - As of August 1, 2008, the Company is considered a development stage enterprise as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” (“ASC 915”).  The Company has limited revenue to date, continues to try and raise capital and there is no assurance that ultimately the Company will achieve a profitable level of operations.

Going Concern - The Company’s financial statements for the period ended October 31, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of October 31, 2013, there was a working capital deficit of approximately $622,000. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

Since its incorporation, the Company financed its operations almost exclusively through advances from its controlling shareholders. The Company expects to finance operations through the sale of equity or other investments for the foreseeable future, as the Company does not receive significant revenue from its business operations. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2013. There were no significant changes to these accounting policies during the three months ended October 31, 2013 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassification - The presentation of certain prior year balances has been reclassified to conform to the current year presentation. The due to related parties was reclassified to notes payable since the entity is no longer a related party. There was no material impact to the balance sheet, statement of operations and statement of cash flows.

Table of Contents	7

Note 2. Common Stock

During the three months ended October 31, 2013, there has been no common stock issued.

Note 3. Net Loss Per Common Share

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended October 31, 2013 and 2012.

	Three Months Ended			Three Months Ended
	October 31, 2013			October 31, 2012
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(31,276)	—	—	$(24,930)	—	—

Basic loss per common share	(31,276)	9,838,721	(0.00)	(24,930)	1,998,146	(0.01)

Effect of dilutive securities	—	—	—	—	—	—

Diluted loss per common share	$(31,276)	9,838,721	(0.00)	$(24,930)	1,998,146	(0.01)

Note 5. Notes Payable

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The transaction amounts are reported as current due to the fact that they are due upon demand.

Note 6. Advances

The Company's principal financing source in the last two fiscal years had been from its former parent, Terra Inventions. On October 2, 2012, the Company’s entire debt to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At October 31, 2013 and July 31, 2013, the Company owed Terra Inventions $0 and $0, respectively. During the three months ended October 31, 2013 and 2012, the Company received advances totaling $0 and $0, respectively; and made payments of $0 and $0, respectively.

At October 31, 2013 and July 31, 2013, the Company owed a third party $214,682 and $214,682, respectively. During the three months ended October 31, 2013 and 2012, the Company received advances totaling $0 and $0, respectively; and made payments of $0 and $0, respectively. As were the terms with Terra Inventions, the assigned debt remains and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Table of Contents	8

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

Introduction

We were incorporated on July 15, 2002 under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with Terra Inventions on April 15, 2008, for the license of the development of their lithium battery technology. We sold our Zingo Telecom, Inc. and M/S Zingo BPO Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.  To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008 and on April 5, 2011, we merged with our wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.  December 24, 2012 Sky Power Solutions merged with our wholly-owned subsidiary, Clean Enviro Tech Corp., and in the merger changed the name of the Company to Clean Enviro Tech Corp.

We entered into a license agreement with Terra Inventions on April 15, 2008, for the license of the technology related to the development of their lithium battery technology. We also leased space within Li-ion’s plant and created a chemical lab and manufacturing facility to begin work on the lithium battery technology we had licensed. Effective May 31, 2012, our lease was terminated with Terra Inventions due to the closure of their facility. Clean Enviro’s physical assets are currently in storage as we search for a new facility. Consultants continue working on our residential Solar Concentrating, Electric Power Generation Systems independently.

 Results of Operations for the Three months Ended October 31, 2013

We incurred a net loss of $31,276 during the three months ended October 31, 2013, which included: general and administrative (G&A) costs of $24,816 and research and development (“R&D”) expenses of $6,460

2013 Compared to 2012

Our net loss for the three months ended October 31, 2013 increased to $31,276 from $24,930 for the same period ending October 31, 2012. The increase was primarily due to an increase in professional fees.

Plan of Operations

Currently we have in development a Stand Alone Residential Solar Concentrating Electric Power Generation System. Our system has proprietary elements that make it unique, with better functionality than other systems. When testing is completed, we will work with manufactures to rapidly make these available to homeowners. We are also developing safe rechargeable lithium ion battery systems for varied applications. We plan to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

License Agreement with Terra Inventions

Effective April 15, 2008, we entered into a License Agreement (“License Agreement”) with Terra Inventions providing for Terra Inventions’ license to us of Terra Inventions patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space (“Leased Space”) in Terra Inventions’ North Carolina facility, such Leased Space was to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement, that lease was terminated May 31, 2012, when Li-ion closed their facility. The Leased Space, had been leased by Terra

Table of Contents	9

Inventions to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Terra Inventions also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

Liquidity and Capital Resources

As of October 31, 2013, we had cash on hand of $0 and liabilities of $626,232 as compared with cash of $0 and liabilities of $595,278 at July 31, 2013, and our property plant and equipment decreased to $4,192 at October 31, 2013, as compared with $4,514 at July 31, 2013. Accounts payable and accrued expenses increased at October 31, 2013, to $237,950 as compared with $206,996 at July 31, 2013, and advances were $214,682 at October 31, 2013, as compared to $214,682 at July 31, 2013 and notes payable were $173,600 at October 31, 2013, as compared to $173,600 at July 31, 2013.

At October 31, 2013, we had a working capital deficiency of $622,040 and a stockholders' deficit of $622,040.

We used net cash in operating activities of $0 in the three months ended October 31, 2013, as compared with $10,043 in the comparable period in 2012, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2013 and $0 in 2012.

During the three months ended October 31, 2013, we received $0 and repaid $0, to a third party as compared with advances from related parties of $0 and repayments of $0 in 2012.

During the three months ended October 31, 2013 we received $0 from the proceeds from our promissory note to Terra Inventions Corp. and repaid $0 as compared to advances received in 2012, of $71,364 and repayment of $22,984.

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

Table of Contents	10

ITEM 4. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are not effective due to lack of segregation of duties. No changes were made to the Company's internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

Table of Contents	11

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

CLEAN ENVIRO TECH CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: December 23, 2013

Table of Contents	12