Form 10-Q
period 2014-01-31
SKY POWER SOLUTIONS CORP.
filed 2014-03-20
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2014

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

[ ] Yes [ X ] No

On March 18, 2014, there were 9,838,721 shares of common stock outstanding.

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

The results of operations for the three and six months ended January 31, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	-1-

Clean Enviro Tech Corp.
(A Development Stage Company)
Balance Sheets
(unaudited)

	January 31,	July 31,
	2014	2013
Assets

Property and equipment, net	3,869	4,514

Total assets	$3,869	$4,514

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$252,652	$206,996
Advances	214,682	214,682
Due to related parties	173,600	173,600

Total current liabilities	640,934	595,278

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 9,838,721 and 9,838,721 issued and outstanding at January 31, 2014 and July 31, 2013, respectively.	9,839	9,839

Additional paid-in capital	7,368,677	7,368,677
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(3,410,958)	(3,364,657)

Stockholders' deficiency	(637,065)	(590,764)

Total liabilities and stockholders' deficiency	$3,869	$4,514

See accompanying notes to unaudited financial statements

Table of Contents	-2-

Clean Enviro Tech Corp.
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the Period Entering
	For the Three Months Ended		For the Six Months Ended		the Development Stage
	January 31,		January 31,		August 1, 2008
	2014	2013	2014	2013	- January 31, 2014

Net sales	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	15,025	23,001	39,841	45,918	835,336
Research and development	—	135	6,460	2,148	460,592

Loss from operations	(15,025)	(23,136)	(46,301)	(48,066)	(1,295,928)

Other (expenses)/income
Interest expense	—	—	—	—	(1,233,270)
Loss on disposal of assets					(26,360)
Loss on extinguishment of debt	—	(329,280)	—	(329,280)	(956,480)
Other income	—	—	—	—	101,080

Net loss before provision for (benefit from) income taxes	(15,025)	(352,416)	(46,301)	(377,346)	(3,410,958)

Provision for (benefit from) income taxes	—	—	—	—	—

Net loss	$(15,025)	$(352,416)	$(46,301)	$(352,416)	$(3,410,958)

Net loss per common share - basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.06)

Weighted average number of common shares outstanding -
basic and diluted	9,838,721	9,752,946	9,838,721	5,896,743

See accompanying notes to unaudited financial statements
Table of Contents	-3-

Clean Enviro Tech Corp.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			For the Period Entering
	Six Months Ended		the Development Stage
	January 31,		August 1, 2008
	2014	2013	- January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,301)	$(377,346)	$(3,410,958)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	645	3,549	123,411
Loss on disposal of property and equipment	—	—	26,360
Loss on extinguishment of debt	—	329,280	956,480
Expenses paid on the Company’s behalf by a third party	18,893	—	18,893
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	—	—
Accounts payable and accrued expenses	26,763	44,517	1,429,842
Net cash used in operating activities	—	—	(855,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(17,015)
Net cash used in investing activities	—	—	(17,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	—	1,573,333
Advances from related parties	—	—	1,150,743
Payments on advances	—	—	(752,231)
Payments to related parties	—	—	(1,114,553)
Net cash provided by financing activities	—	—	857,292
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—	(15,695)
Cash and cash equivalents at beginning of year	—	—	15,695
Cash and cash equivalents at end of year	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$—	$—	$4,433,858
Shares issued for accrued interest on paid promissory note	$—	$—	$1,360,341

See accompanying notes to unaudited financial statements.

Table of Contents	-4-

 CLEAN ENIVRO TECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three and Six Months Ended January 31, 2014 and 2013

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

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

Going Concern - The Company’s financial statements for the period ended January 31, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of January 31, 2014, there was a working capital deficit of approximately $641,000. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2013. There were no significant changes to these accounting policies during the three and six months ended January 31, 2014 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Table of Contents	-5-

Reclassification - The presentation of certain prior year balances has been reclassified to conform to the current year presentation. The due to related parties was reclassified to notes payable since the entity is no longer a related party. There was no material impact to the balance sheet, statement of operations and statement of cash flows.

Note 2. Common Stock

During the six months ended January 31, 2014, there has been no common stock issued.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three and six months ended January 31, 2014 and 2013.

	Three Months Ended			Three Months Ended
	January 31, 2014			January 31, 2013
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(15,025)	—	—	$(352,416)	—	—

Basic loss per common share	(15,025)	9,838,721	(0.00)	(352,416)	9,752,946	(0.04)

Effect of dilutive securities	—	—	—	—	—	—

Diluted loss per common share	$(15,025)	9,838,721	(0.00)	$(352,416)	9,752,946	(0.04)

	Six Months Ended			Six Months Ended
	January 31, 2014			January 31, 2013
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(46,301)	—	—	$(377,346)	—	—

Basic loss per common share	(46,301)	9,838,721	(0.00)	(377,346)	5,896,743	(0.06)

Effect of dilutive securities	—	—	—	—	—	—

Diluted loss per common share	$(46,301)	9,838,721	(0.00)	$(377,346)	5,896,743	(0.06)

Table of Contents	-6-

Note 4. Notes Payable

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The transaction amounts are reported as current due to the fact that they are due upon demand.

Note 5. Advances

The Company's principal financing source in the last two fiscal years had been from its former parent, Terra Inventions. On October 2, 2012, the Company’s entire debt to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At October 31, 2013 and July 31, 2013, the Company owed Terra Inventions $0 and $0, respectively. During the six months ended January 31, 2014 and 2013, the Company received advances totaling $0 and $0, respectively; and made payments of $0 and $0, respectively.

At January 31, 2014 and July 31, 2013, the Company owed a third party $214,682 and $214,682, respectively. During the six months ended January 31, 2014 and 2013, the Company received advances totaling $0 and $0, respectively; and made payments of $0 and $0, respectively. As were the terms with Terra Inventions, the assigned debt remains and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Table of Contents	-7-

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

Introduction

We were incorporated on July 15, 2002 under the laws of the State of Nevada. We changed our business in 2008, entering into a license agreement with Terra Inventions on April 15, 2008, for the license of the development of their lithium battery technology. We sold our Zingo Telecom, Inc. and M/S Zingo BPO Services Pvt. Ltd. subsidiaries that offered telecommunications services to business and residential customers utilizing VoIP technology on May 15, 2008.  To reflect our new business, we changed our name from Zingo, Inc. to Superlattice Power, Inc. on April 25, 2008 and on April 5, 2011, the name of the Company was changed to Sky Power Solutions Corp.

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

Results of Operations for the Three months Ended January 31, 2014

We incurred a net loss of $15,025 during the three months ended January 31, 2014, which included: general and administrative (G&A) costs of $15,025 and research and development (“R&D”) expenses of $0.

2014 Compared to 2013

Our net loss for the three months ended January 31, 2014 decreased to $15,025 from $352,416 for the same period ending January 31, 2013. The decrease was primarily due to a decrease in professional fees and research and development costs.

Results of Operations for the Six months Ended January 31, 2014

We incurred a net loss of $46,301 during the six months ended January 31, 2014, which included: general and administrative (G&A) costs of $39,841 and research and development (“R&D”) expenses of $6,460.

Table of Contents	-8-

2014 Compared to 2013

Our net loss for the six months ended January 31, 2014 decreased to $46,301 from $377,346 for the same period ending January 31, 2013. The decrease was primarily due to a decrease in professional fees and research and development costs.

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

Table of Contents	-9-

Under the License Agreement, Terra Inventions has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Terra Inventions’ cost for lithium ion batteries purchased from us is our actual manufacturing costs for such batteries for our fiscal quarter in which Terra Inventions purchase takes place. On May 25, 2010 our agreement was amended to provide that we have exclusive license rights for the United States and Terra Inventions may grant other companies rights elsewhere around the world.

We have agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Terra Inventions has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement. As of fiscal year ended July 31, 2013; we are still not in compliance under this covenant.

On April 16, 2008, we lease approximately 5,000 square feet of space (“Leased Space”) in Terra Inventions’ North Carolina facility, such Leased Space was to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement, that lease was terminated May 31, 2012, when Li-ion closed their facility. The Leased Space, had been leased by Terra Inventions to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Terra Inventions also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

Liquidity and Capital Resources

As of July 31, 2013, we had cash on hand of $0. During the year ended July 31, 2013, we incurred a net loss of $1,057,142. On July 31, 2013, we had a working capital deficiency of $595,278 and a stockholders' deficit of $590,764.

We had 9,838,721 shares of common stock issued and outstanding as of March 6, 2014. Our common stock is quoted on the OTCQB of the OTC Markets Group.

As of January 31, 2014, we had cash on hand of $0 and liabilities of $640,934 as compared with $595,278 at July 31, 2013, and our property plant and equipment decreased to $3,869 at January 31, 2014, as compared with $4,514 at July 31, 2013. Accounts payable and accrued expenses increased at January 31, 2014, to $252,652 as compared with $206,996 at July 31, 2013, and advances were $214,682 at January 31, 2014, as compared to $214,682 at July 31, 2013 and notes payable were $173,600 at January 31, 2013, as compared to $173,600 at July 31, 2013.

At January 31, 2014, we had a working capital deficiency of $640,934 and a stockholders' deficit of $637,065.

We used net cash in operating activities of $0 in the six months ended January 31, 2014, as compared with $317,443 in the comparable period in 2013, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2014 and $0 in 2013.

During the six months ended January 31, 2014, we received $0 and repaid $0, to a third party as compared with advances from related parties of $0 and repayments of $0 in 2013.

During the six months ended January 31, 2014 we received $0 from the proceeds from our promissory note to Terra Inventions Corp. and repaid $0 as compared to advances received in 2013, of $71,364 and repayment of $22,984.

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

Table of Contents	-10-

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

ITEM 4. Controls and Procedures.

The Company's Chief Executive Officer and Principal Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report. This officer has, as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were not effective in ensuring that material information relating to the Company was made known to her during the period covered by this Quarterly Report. In such officer’s evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

Table of Contents	-11-

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31		Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32		Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Label Linkbase Document

101.	PRE	XBRL Taxonomy Presentation Linkbase Document

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

CLEAN ENVIRO SOLUTIONS CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: March 20, 2014

Table of Contents	-12-