Form 10-Q
period 2014-04-30
CLEAN ENVIRO TECH CORP
filed 2014-06-17
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2014

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

[ ] Yes [ X ] No

On June 13, 2014, there were 9,838,721 shares of common stock outstanding.

Table of Contents

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Financial Statements	1
Balance Sheets as of April 30, 2014 (Unaudited) and July 31, 2013	2
Statements of Operations for the Three and Nine Months Ended April 30, 2014 and 2013 (Unaudited) and for the period from August 1, 2008 (inception) through April 30, 2014	3
Statements of Cash Flows for the Nine Months Ended April 30, 2014 and 2013 (Unaudited) and for the period from August 1, 2008 (inception) through April 30, 2014	4
Notes to Unaudited Financial Statements	5-6
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9
ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	9
ITEM 4 - Controls and Procedures	9
PART II. OTHER INFORMATION	9
ITEM 6 – Exhibits	9

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

The results of operations for the three and nine months ended April 30, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	1

Clean Enviro Tech Corp.
(A Development Stage Company)
Condensed Balance Sheets

	April 30,	July 31,
	2014	2013
	(unaudited)
Assets
Property and equipment, net	$3,547	$4,514

Total assets	$3,547	$4,514

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$268,009	$206,996
Advances	214,682	214,682
Notes payable	173,600	173,600

Total current liabilities	656,291	595,278

Commitments and contingencies	—	—

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized; 9,838,721 and 9,838,721 issued and outstanding at April 30, 2014 and July 31, 2013, respectively.	9,839	9,839

Additional paid-in capital	7,368,677	7,368,677
Accumulated deficit	(4,604,623)	(4,604,623)
Deficit accumulated during the development stage	(3,426,637)	(3,364,657)

Stockholders' deficiency	(652,744)	(590,764)

Total liabilities and stockholders' deficiency	$3,547	$4,514

See accompanying notes to unaudited condensed financial statements

Table of Contents	2

Clean Enviro Tech Corp.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

					For the Period Entering
	For the Three Months Ended		For the Nine Months Ended		the Development Stage
	April 30		April 30		August 1, 2008
	2014	2013	2014	2013	- April 30, 2014

Net sales	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	15,679	11,394	55,520	57,312	851,015
Research and development	—	332	6,460	2,480	460,592

Loss from operations	(15,679)	(11,726)	(61,980)	(59,792)	(1,311,607)

Other (expenses)/income
Interest expense	—	—	—	—	(1,233,270)
Loss on disposal of assets	—	—	—	—	(26,360)
Loss on extinguishment of debt	—	—	—	(329,280)	(956,480)
Other income	—	—	—	—	101,080

Net loss before provision for (benefit from) income taxes	(15,679)	(11,726)	(61,980)	(389,072)	(3,426,637)

Provision for (benefit from) income taxes	—	—	—	—	—

Net loss	$(15,679)	$(11,726)	$(61,980)	$(389,072)	$(3,426,637)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding -
basic and diluted	9,838,721	9,838,163	9,838,721	7,196,112
See accompanying notes to unaudited condensed financial statements
Table of Contents	3

Clean Enviro Tech Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

			For the Period Entering
	Nine Months Ended		the Development Stage
	April 30,		August 1, 2008
	2014	2013	- April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,980)	$(389,072)	$(3,426,637)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	967	5,269	123,733
Loss on disposal of property and equipment	—	—	26,360
Loss on extinguishment of debt	—	329,280	956,480
Expenses paid on the Company's behalf by a third party	58,305	—	58,305
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	2,708	(14,889)	1,405,787
Net cash used in operating activities	—	(69,412)	(855,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(17,015)
Net cash used in investing activities	—	—	(17,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	—	1,573,333
Advances from related parties	—	69,412	1,150,743
Payments on advances	—	—	(752,231)
Payments to related parties	—	—	(1,114,553)
Net cash provided by financing activities	—	69,412	857,292

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—	(15,695)
Cash and cash equivalents at beginning of period	—	—	15,695

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$—	$—	$4,433,858
Shares issued for accrued interest on paid promissory note	$—	$—	$1,360,341

See accompanying notes to unaudited condensed financial statements

Table of Contents	4

CLEAN ENIVR0 TECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the Three and Nine Months Ended April 30, 2014 and 2013

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

Development Stage Enterprise - As of August 1, 2008, the Company is considered a development stage enterprise as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” (“ASC 915”).  The Company has limited revenue to date, continues to try and raise capital and there is no assurance that ultimately the Company will achieve a profitable level of operations.

Going Concern - The Company’s financial statements for the period ended April 30, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of April 30, 2014, there was a working capital deficit of approximately $656,000. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2013. There were no significant changes to these accounting policies during the three and nine months ended April 30, 2014 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassification - The presentation of certain prior year balances has been reclassified to conform to the current year presentation. The due to related parties was reclassified to notes payable since the entity is no longer a related party. There was no material impact to the balance sheet, statement of operations and statement of cash flows.

Note 2. Common Stock

During the nine months ended April 30, 2014, there has been no common stock issued.

Table of Contents	5

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three and nine months ended April 30, 2014 and 2013.

	Three Months Ended			Three Months Ended
	April 30, 2014			April 30, 2013
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(15,679)	-	-	$(11,726)	-	-

Basic loss per common share	(15,679)	9,838,721	(0.00)	(11,726)	9,838,163	(0.00)

Effect of dilutive securities	—	-	-	—	-	-

Diluted loss per common share	$(15,679)	9,838,721	(0.00)	$(11,726)	9,838,163	(0.00)

	Nine Months Ended			Nine Months Ended
	April 30, 2014			April 30, 2013
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(61,980)	-	-	$(389,072)	-	-

Basic loss per common share	(61,980)	9,838,721	(0.01)	(389,072)	7,196,112	(0.05)

Effect of dilutive securities	—	-	-	—	-	-

Diluted loss per common share	$(61,980)	9,838,721	(0.01)	$(389,072)	7,196,112	(0.05)

Note 4. Notes Payable

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The transaction amounts are reported as current due to the fact that they are due upon demand.

Note 5. Advances

The Company's principal financing source in the last two fiscal years had been from its former parent, Terra Inventions. On October 2, 2012, the Company’s entire debt to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At October 31, 2013 and July 31, 2013, the Company owed Terra Inventions $0 and $0, respectively. During the nine months ended April 30, 2014 and 2013, the Company received advances totaling $0 and $0, respectively; and made payments of $0 and $0, respectively.

At April 30, 2014 and July 31, 2013, the Company owed a third party $214,682 and $214,682, respectively. During the nine months ended April 30, 2014 and 2013, the Company received advances totaling $0 and $0, respectively; and made payments of $0 and $0, respectively. As were the terms with Terra Inventions, the assigned debt remains and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Note 6. Subsequent Events

On May 30, 2014, the registrant entered into a letter of intent pursuant to which it will acquire all of the issued and outstanding common shares of Red Apple Pharms Corp. (RAPCO) for 80,000,000 common shares of the registrant, subject to shareholders approval and a due diligence period of 60 days with closing on or before July 30, 2014. RAPCO currently operates an ISP for cannabis news, law changes, both state and federal strains and television productions through Cannabis planet TV. Additionally, RAPCO provides support services relating to banking, debit cards, insurance and licensing requirements of operating Colorado cannabis groups and dispensaries. Gordon F. Lee is an officer, director and majority shareholder of RAPCO. Also Subject to shareholder approval the Company will file to increase the authorized to 110,000,000 shares on or before closing. Accordingly, the Company’s Board of Directors and majority shareholders have approved the increase in the authorized amount of common shares to 110,000,000 on May 31, 2014, pending approval of an Information Statement filed with the Securities and Exchange Commission.

The Company will compensate Gordon F. Lee $20,000 per month due at the first of the month.

Also, in connection with this share exchange, the company has agreed with creditors owed approximately $400,000 to satisfy this debt by issuing shares at $0.05 per share upon closing.

Table of Contents	6

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

Results of Operations for the Three months Ended April 30, 2014

We incurred a net loss of $15,679 during the three months ended April 30, 2014, which included: general and administrative (G&A) costs of $15,679 and research and development (“R&D”) expenses of $0.

2014 Compared to 2013

Our net loss for the three months ended April 30, 2014 increased to $15,679 from $11,726 for the same period ending April 30, 2013. The increase was primarily due to a increase in professional fees.

Results of Operations for the Nine months Ended April 30, 2014

We incurred a net loss of $61,980 during the nine months ended April 30, 2014, which included: general and administrative (G&A) costs of $55,520 and research and development (“R&D”) expenses of $6,460.

2014 Compared to 2013

Our net loss for the nine months ended April 30, 2014 decreased to $61,980 from $389,072 for the same period ending April 30, 2013. The decrease was primarily due to a decrease in professional fees, an increase in research and development costs and a decrease in loss of extinguishment of debt.

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

Table of Contents	7

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

We have agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the license agreement.  Terra Inventions has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement. To date in the fiscal year ended July 31, 2014; we are still not in compliance under this covenant.

Liquidity and Capital Resources

As of July 31, 2013, we had cash on hand of $0. During the year ended July 31, 2013, we incurred a net loss of $1,057,142. On July 31, 2013, we had a working capital deficiency of $595,278 and a stockholders' deficit of $590,764.

We had 9,838,721 shares of common stock issued and outstanding as of June 13, 2014. Our common stock is quoted on the OTCQB of the OTC Markets Group.

As of April 30, 2014, we had cash on hand of $0 and liabilities of $656,291 as compared with $595,278 at July 31, 2013, and our property plant and equipment, net decreased to $3,547 at April 30, 2014, as compared with $4,514 at July 31, 2013. Accounts payable and accrued expenses increased at April 30, 2014, to $268,009 as compared with $206,996 at July 31, 2013, and advances were $214,682 at April 30, 2014, as compared to $214,682 at July 31, 2013 and notes payable were $173,600 at April 30, 2014, as compared to $173,600 at July 31, 2013.

At April 30, 2014, we had a working capital deficiency of $656,291 and a stockholders' deficit of $652,744.

We used net cash in operating activities of $0 in the nine months ended April 30, 2014, as compared with $69,412 in the comparable period in 2013, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2014 and $0 in 2013.

During the nine months ended April 30, 2014, we received $0 and repaid $0, to a third party as compared with advances from related parties of $69,412 and repayments of $0 in 2013.

During the nine months ended April 30, 2014 we received $0 from the proceeds from our promissory note to Terra Inventions Corp. and repaid $0 as compared to advances received in 2013, of $0 and repayment of $0.

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

Table of Contents	8

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

Table of Contents	9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENVIRO SOLUTIONS CORP.

By:	/s/ Liudmilla Voinarovska
Principal Executive Officer and Principal Financial Officer

Date: June 17, 2014

Table of Contents	10