Form 10-K
period 2014-07-31
CLEAN ENVIRO TECH CORP
filed 2014-11-13
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2014
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2014, was $1,672,583 based on the average bid and asked prices on the OTC Bulletin Board on that date.

On November 3, 2014, there were 9,838,721 shares of common stock outstanding.

 PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains   historical   information as well as forward-looking statements.  Statements looking forward in time are included in this  Annual  Report  pursuant  to the safe  harbor  provisions  of the  Private Securities  Litigation  Reform Act of 1995.  Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important  factors  described elsewhere in this Form 10-K, the following forward looking  statements,  among others,  sometimes  have  affected,  and in the future could affect,  our actual results and could cause our actual results during  2014 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

On May 30, 2014 Gordon F. Lee was appointed as CEO. The Company had a letter of intent with Red Apple Pharm and was conducting due diligence. Red Apple Pharm never provide their financials. On June 20, 2014 Mr. Lee resigned. The letter of intent had a $20,000 monthly salary for Mr. Lee. After his resignation Mr. Lee sent an invoice for salary and expenses totaling over $60,000. The company disputes this amount and Mr. Lee received an initial $2,500 payment, no other payment has been made to date of this filing.  Mr. Lee was notified at the time of his appointment that no expenses or commitments could be made on behalf of the corporation without the consent of the board of directors.

Table of Contents	1

The mailing address for our executive office is 420 North Nellis Blvd., Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (702) 425-4289.

Liquidity and Capital Resources

As of July 31, 2014, we had cash on hand of $0. During the year ended July 31, 2014, we incurred a net loss of $70,969. On July 31, 2014, we had a working capital deficiency of $664,958 and a stockholders' deficit of $661,733.

We had 9,838,721 shares of common stock issued and outstanding as of November 3, 2014.  Our common stock is quoted on the OTCQB of the OTC Markets Group.

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

Table of Contents	2

License Agreement with Terra Inventions

Effective April 15, 2008, we entered into a License Agreement (“License Agreement”) with Terra Inventions Corp. (“Terra”) providing for Terra’s license to us of Terra’s patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, Terra has the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries shall be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Terra’s cost for lithium ion batteries purchased from us is our actual manufacturing costs for such batteries for our fiscal quarter in which Terra’s purchase takes place.  On May 25, 2010 our agreement was amended to provide that we have exclusive license rights for the United States and Terra may grant other companies rights elsewhere around the world.

We had agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, the Company invested approximately $264,043 in the development of technology, and therefore is not in compliance with its obligations under this covenant of the License Agreement.  Terra has advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement.   As of fiscal year ended July 31, 2014; we are still not in compliance under this covenant. Terra appears to be out of business. The license is therefore terminated.

On April 16, 2008, we leased approximately 5,000 square feet of space (“Leased Space”) in Terra’s North Carolina facility, such Leased Space was to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement, that lease was terminated May 31, 2012, when Terra closed their facility.  The Leased Space, had been leased by Terra to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Effective April 16, 2008, Terra Motors also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed field.

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

Employees

As of the date of this report, we no longer have employees and all ongoing work is being done by paid consultants.

Research and Development Expenditures

We incurred research and development expenditures of $6,460 during the year ended July 31, 2014, and of $4,820 in the year ended July 31, 2013.

Table of Contents	3

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

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

The current worldwide economic situation could have a material adverse impact on our product research and developmental activities and planned commercialization of our lithium battery technology.

The automotive industry is cyclical in nature and tends to reflect general economic conditions. The U.S. and other world economies are in economic difficulties, which could last well into 2015 and beyond. A recession may lead to a significant decline in prices and demand for automotive power train components, which would in turn adversely affect the demand for our proposed lithium battery products.

We do not have sufficient revenues to sustain our operations.

We have not had sufficient revenues from our operations to operate without substantial loans from a former major stockholder. As of July 31, 2014, we had cash on hand of $0. For our fiscal year ended July 31, 2014, we have reported a net loss of $70,969; a working capital deficiency of $664,958; and a stockholders' deficit of $661,733.

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

Table of Contents	4

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

Table of Contents	5

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our mailing address is 420 North Nellis Blvd., Suite A3-146, Las Vegas, Nevada 89110, for which we pay $11.00 per month, on a month to month basis.

Item 3. Legal Proceedings.

Gordon F. Lee was CEO from May 30 to June 10, 2014. At the time of his appointment Mr. Lee was notified that no expenses or commitments could be made on behalf of the corporation without the consent of the board of directors.

The Company had a letter of intent with a $20,000 monthly salary for Mr. Lee. After his resignation Mr. Lee sent an invoice for salary and expenses totaling over $69,000. The company disputes this amount Mr. Lee received an initial $2,500 payment.

Item 4. Mine Safety Disclosures.

None.

Table of Contents	6

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of November 3, 2014, there were approximately 23 record owners of the Company's Common Stock. The Company's Common Stock is quoted on the OTC Markets Group OTCQB market.

Period	High*	Low*

August 1, 2011 to October 31, 2011	$0.59	$0.07
November 1, 2011 to January 31, 2012	$0.07	$0.02
February 1, 2012 to April 30, 2012	$0.1	$0.01
May 1, 2012 to July 31, 2012	$0.06	$0.01

August 1, 2012 to October 31, 2012	$0.013	$0.003
November 1, 2012 to January 31, 2013	$0.429	$0.004
February 1, 2013 to April 30, 2013	$0.4	$0.07
May 1, 2013 to July 31, 2013	$1.54	$0.16

August 1, 2013 to October 31, 2013	$0.09	$0.02
November 1, 2013 to January 31, 2014	$0.4	$0.11
February 1, 2014 to April 30, 2014	$0.17	$0.06
May 1, 2014 to July 31, 2014	$0.22	$0.06

* Prices have been adjusted to reflect the 3-for-1 forward split effective October 19, 2009, the 1-for-300 reverse split effective April 26, 2011 and the 1-for-50 reverse split effective January 18, 2013.

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

Table of Contents	7

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

In May 2014, the Company entered into a letter of intent with Red Apple Pharm. They had sixty days to provide their financial records and completion of due diligence. Gordon F. Lee was appointed as CEO on May 30, 2014. The Company didn’t receive financials. On June 20, 2014 Mr. Lee resigned.

Results Of Operations for the Year Ended July 31, 2014

We incurred a net loss of $70,969 during the year ended July 31, 2014, which included: general and administrative (G&A) costs of $64,509; research and development (R&D) expenses of $6,460; and loss on extinguishment of debt of $0.

2014 Compared to 2013

For the year ended July 31, 2014, our net loss decreased to $70,969 from $1,057,142 for the same period ending July 31, 2013. Losses decreased due to less overhead, no employees and limited work completed.

Plan of Operations

Commercial Initiatives

We have developed a standalone residential solar generation system. When testing is completed, we will work with manufactures to make these available to homeowners. We are also developing rechargeable lithium ion batteries for power production for a variety of uses.  We plan to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

Table of Contents	8

License Agreement with Terra Inventions Corp.

Effective April 15, 2008, we entered into a License Agreement with Terra Inventions Corp., our former controlling stockholder, providing for Terra’s license to us of their patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications.

Under the License Agreement, Terra had the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries would have been supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers. Terra’s cost for lithium ion batteries purchased from us would have been our actual manufacturing costs for such batteries for our fiscal quarter in which Terra’s purchase takes place. On May 25, 2010 the Agreement was amended limiting us to only the United States with Terra being able to grant other licenses to companies in other parts of the world.

Under Section 2.2 of the License Agreement, we agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement.  Terra Inventions Corp. advised us that they will not give notice of default against us for our failure to comply with this over the term of the License Agreement.

Effective April 16, 2008, we agreed to lease approximately 5,000 square feet of space in Terra’s North Carolina facility, such Leased Space was to be suitable for, and utilized by us for, our developmental and manufacturing operations for Licensed Products pursuant to the License Agreement.  The Leased Space was leased by Terra Inventions Corp. to us on a month-to-month basis at a monthly rental of $3,038, the monthly rental to be escalated five (5%) percent annually. Terra closed their facility on May 31, 2012, and thereby terminated our lease. Effective April 16, 2008, Terra also sold us for the purchase price of $29,005, specified equipment and supplies related to the licensed intellectual property.

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

5.2   Liquidity and Capital Resources

As of July 31, 2014, we had cash on hand of $0 and liabilities of $ 664,958, as compared with $595,278 at July 31, 2013; and our property plant and equipment decreased to $3,225 at July 31, 2014, as compared with $4,514 for 2013. Accounts payable and accrued expenses increased at July 31, 2014 to $276,676 as compared with $206,996 at July 31, 2013, and advances and due to related parties remained constant to $388,202 at July 31, 2014, as compared to $388,282 for 2013. Company expenses are currently paid for by a third party as the company has no bank accounts.

At July 31, 2014, we had a working capital deficiency of $664,958 and a stockholders' deficit of $661,733.

We used net cash in operating activities of $0 in the year ended July 31, 2014, as compared with $0 in the comparable period in 2013, and cash flows used in investing activities was $0 in 2014 and $0 in 2013.

Table of Contents	9

Since our incorporation, we have financed our operations almost exclusively through advances from our controlling shareholders, with the exception of payments made by a third party. We expect to finance operations through the sale of equity or other investments for the foreseeable future, as we do not receive significant revenue from our new business operations.  There is no guarantee that we will be successful in arranging financing on acceptable terms.

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

Table of Contents	10

Item 8. Financial Statements and Supplementary Data.

CLEAN ENVIRO TECH CORP.

FINANCIAL STATEMENTS

July 31, 2014

CLEAN ENVIRO TECH CORP.

Table of Contents	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Clean Enviro Tech Corp.

We have audited the accompanying balance sheets of Clean Enviro Tech Corp. (the Company) as of July 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Clean Enviro Tech Corp. as of July 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company did not have any revenues in 2014 and has a working capital deficit of $664,958 as of July 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 12, 2014

12

Clean Enviro Tech Corp.
Balance Sheets

	July 31,	July 31,
	2014	2013
Assets

Property and equipment, net	$3,225	$4,514

Total assets	$3,225	$4,514

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$276,676	$206,996
Advances	214,682	214,682
Due to related parties	173,600	173,600

Total current liabilities	664,958	595,278

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized as of July 31, 2014; 9,838,721 and 9,838,721 issued and outstanding at July 31, 2014 and July 31, 2013, respectively.	9,839	9,839

Additional paid-in capital	7,368,677	7,368,677
Retained deficit	(8,040,249)	(7,969,280)

Stockholders' deficiency	(661,733)	(590,764)

Total liabilities and stockholders' deficiency	$3,225	$4,514

See accompanying notes to audited financial statements
Table of Contents	13

Clean Enviro Tech Corp.
Statements of Operations

	For the Years Ended
	July 31,
	2014	2013

Net sales	$—	$—

Operating expenses:
General and administrative	64,509	95,842
Research and development	6,460	4,820

Loss from operations	(70,969)	(100,662)

Other (expenses)/income
Loss on extinguishment of debt	—	(956,480)

Net loss before provision for (benefit from) income taxes	(70,969)	(1,057,142)

Provision for (benefit from) income taxes	—	—

Net loss	$(70,969)	$(1,057,142)

Net loss per common share - basic and diluted	$(0.01)	$(0.13)

Weighted average number of common shares outstanding -
basic and diluted	9,838,721	7,862,053

See accompanying notes to audited financial statements
Table of Contents	14

Clean Enviro Tech Corp.
Statement of Stockholders' Deficiency
			Additional
	Number of	Common	Paid		Total
	Common	Shares	in	Retained	Stockholders'
	Shares	$0.001 Par Value	Capital	Deficit	(Deficit)

Balance, August 1, 2012	1,998,163	$1,998	$5,926,118	$(6,912,138)	$(984,022)

Issuance of common stock for related party advances	7,840,558	7,841	1,442,559		1,450,400

Net loss	—	—	—	(1,057,142)	(1,057,142)

Balance, July 31, 2013	9,838,721	$9,839	$7,368,677	$(7,969,280)	$(590,764)

Net loss	—	—	—	(70,969)	(70,969)

Balance, July 31, 2014	9,838,721	$9,839	$7,368,677	$(8,040,249)	$(661,733)

See accompanying notes to audited financial statements
Table of Contents	15

Clean Enviro Tech Corp.
Statements of Cash Flows
	For the Years Ended
	July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,969)	$(1,057,142)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	1,289	19,450
Loss on disposal of property and equipment	—	—
Loss on extinguishment of debt	—	956,480
Expenses paid on the Company's behalf by a third party	64,816	—
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	—
Accounts payable and accrued expenses	4,864	81,212
Net cash used in operating activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued for related party advances	$—	$493,920
Shares issued for accrued interest on paid promissory note	$—	$—

See accompanying notes to audited financial statements

16

CLEAN ENVIRO TECH CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014 and 2013

Note 1. Financial Statement Presentation

Clean Enviro Tech Corp. (the “Company” or “Clean”) following the merger with the Company’s wholly-owned subsidiary on December 24, 2012 (formed for the sole purpose of merging with its parent), continues to work on the further development of the lithium batteries technology licensed from Terra Inventions Corp. (formerly Li-ion Motors Corp.) (“Terra”), the Company’s former parent. Consultants for the Company are continuing work on the solar concentrating electric power generating system working independently.

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

Effective April 15, 2008, the Company entered into a License Agreement (“License Agreement”) with Terra Inventions providing for Terra’s license to the Company of Terra’s patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications (“Licensed Products”).

Under the License Agreement, Terra had the right to purchase its requirements of lithium ion batteries from the Company, and its requirements of lithium ion batteries would have been supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for other customers. Terra’s cost for lithium ion batteries purchased from the Company would be the actual manufacturing costs for such batteries for our fiscal quarter in which Terra’s purchase takes place.

On May 25, 2010, the agreement was amended to grant the Company the exclusive license rights for the United States and Terra may grant other companies rights elsewhere around the world.

Under the terms of the License Agreement, the Company agreed to invest a minimum of $1,500,000 in each of the first two years under the License Agreement in development of the technology for the Licensed Products. To date, we have not met the minimum requirements in the development of the technology, and therefore, are not compliant with our obligations under this covenant of the License Agreement. Terra advised the Company that it will not give notice of default against the Company for its failure to comply with this covenant over the term of the License Agreement.

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

Table of Contents	17

Basis of Presentation

Going Concern

The Company’s financial statements for the year ended July 31, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in 2014 and as of July 31, 2014, there was a working capital deficit of $664,958. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Lives
Furniture and Fixtures	10 years
Software	3-5 years
Computers	5 years

Table of Contents	18

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

Advertising

Advertising costs are generally expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the years ended July 31, 2014 and 2013, were approximately $0 and $2,250, respectively.

Research and Development

The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. As of July 31, 2014 and 2013, there have been expenses allocated to research and development. For the years ending July 31, 2014 and 2013, R&D consisted of parts, salaries, and payroll taxes, which amounted to $6,460 and $4,820, respectively.

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

Effects of Recent Accounting Pronouncements

The Company has elected early adoption of Accounting Standard Update (ASU) 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including, but not limited to, inception-to-date financial information included on the statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

Table of Contents	19

Note 3. Property and Equipment

Property and equipment at consists of:

	July 31,
	2014	2013

Equipment	$131,455	$131,455

Less: Accumulated depreciation	(128,230)	(126,941)

Property and equipment, net	$3,225	$4,514

Depreciation expense for the years ended July 31, 2014 and 2013, was $1,289 and $19,450, respectively.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2014 and 2013 consisted of:

	July 31,
	2014	2013

Accounts payable	$233,585	$164,957
Wages, paid leave and payroll related taxes	43,091	41,039
Other accrued expenses	—	1,000

Total	$276,676	$206,996

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

Table of Contents	20

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2014 and 2013.

	Year Ended			Year Ended
	July 31, 2014			July 31, 2013
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(70,969)			$(1,057,142)

Basic EPS	(70,969)	9,838,721	(0.01)	(1,057,142)	7,862,053	(0.13)

Effect of dilutive securities	—			—

Diluted EPS	$(70,969)	9,838,721	(0.01)	$(1,057,142)	7,862,053	(0.13)

Note 7. Related Party Transactions

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The related party transaction amounts are reported as current due to the relationship.

Note 8. Advances

The Company's principal financing source in previous years had been from its former parent, Terra. Terra is out of business and currently funding is from a third party. On October 2, 2012, the Company’s entire debt to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At July 31, 2014 and July 31, 2013, the Company owed Terra $0 and $708,602, respectively, under this debt assignment. Accounts payable of $11,250 owing to Terra for previously incurred expenses are still outstanding and are recorded in Accounts payable and accrued expenses on the balance sheet as of July 31, 2014 and 2013.

On October 2, 2012, a third party (“Frontline”) assumed the debt owed to Terra in the amount of $708,602. On November 1, 2012, $493,920 was converted into Common Shares. Leaving a balance due to Frontline of $214,682. During the years ending July 31, 2014 and 2013, Frontline paid expenses on behalf of the Company of $64,816 and $112,170 respectively. At July 31, 2014 and July 31, 2013, the Company owed Frontline $382,668 and $326,852, respectively.

As were the terms with Terra, the assigned debt to Frontline continues to be, as does any subsequent debt we incur, interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Note 9. Income Taxes

At July 31, 2014, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $2.8 million and $2.7 million at July 31, 2014 and July 31, 2013, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $8 million and $7.9 million at July 31, 2014 and July 31, 2013 respectively, will begin to expire in 2024.

Table of Contents	21

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

On May 30, 2014 Gordon F. Lee was appointed as CEO. The Company signed a letter of intent to complete a share exchange with Red Apple Pharm subject to a 60-day period of due diligence. Red Apple Pharm never provided financials. On June 20, 2014 Mr. Lee resigned. The letter of intent had a $20,000 monthly salary for Mr. Lee. After his resignation Mr. Lee sent an invoice for salary and expenses totaling over $69,000 related to the due diligence period. The company disputes this amount and Mr. Lee received the initial $2,500 payment, no other payment has been made to date of this filing.  Mr. Lee was notified at the time of his appointment that no expenses or commitments should be made on behalf of the corporation without the consent of the board of directors.

Note 11. Subsequent Events.

The company has filed with the SEC a Preliminary Notice of a Special Meeting of Stockholders to be held in December 2014, at a date yet to be determined, to vote on an amendment to our articles of Incorporation to increase our authorized common stock from 10 million to 250 million shares and any other business as may properly come before the special meeting.

Table of Contents	22

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

 None

Item 9A. Controls and Procedures.

 As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and  procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2014, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2014. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2014, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2014 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

 None

Table of Contents	23

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 1, 2014 are as follows:

Name	Age	Office

Liudmilla Voinarovska	35	President, Chief Executive Officer, Treasurer, Secretary, and Director

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

Table of Contents	24

Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)	Total

2014	$—	$—	$—	$—	$—	$—	$—	-0-
2013	—	—	—	—	—	—	2,050	-0-

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended July 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as November 3, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Table of Contents	25

Title of Stock	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock (1)

Common Stock	Liudmila Voinarvoska	0	*
	President and Chief Executive Officer
	420 North Nellis A3-146
	Las Vegas, Nevada 89110

	All Officers and Directors	0	*
	Directors as a Group (1 persons)

	Arctic Orchards LLC	980,000	9.96%
	5 Iron Mill
	Minchinhampton, Glos
	GL6 9AL, UK

	Platinum Capital Holdings Corp.	980,000	9.96%
	2602 S. Grand Canyon Dr
	Las Vegas, NV 89117

	Domino Developments Inc.	689,000	7.00%
	Suite 300, Beachmont Business Center
	Kingstown
	St. Vincent & The Grenadines
	West Indes

	SSR Investments	980,000	9.96%
	4894 Lone Mountain
	Las Vegas, NV 89130

* Less than 1%

(1) As of October 20, 2014, there were 9,838,721 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company's principal financing source in previous years had been from its former parent, Terra. Fiscal year 2014 funding has been provided by a third party. On October 2, 2012, the Company’s entire debt to Terra was assigned to Frontline Asset Management, Inc. (“Frontline”). At July 31, 2014 and July 31, 2013, the Company owed Terra $0 and $0, respectivelyunder this debt assignment. Accounts payable of $11,250 owing to Terra for previously incurred expenses are still outstanding and are recorded in Accounts payable and accrued expenses on the balance sheet as of July 31, 2014 and 2013.

On October 2, 2012, Frontline assumed the debt owed to Terra in the amount of $708,602. On November 1, 2012, $493,920 was converted into Common Shares, leaving a balance due to Frontline of $214,682. At July 31, 2014 and July 31, 2013, the Company owed Frontline $382,668 and $326,852, respectively.

 As were the terms with Terra, the assigned debt to Frontline continues to be, as does any subsequent debt we incur, interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Table of Contents	26

License Agreement for Lithium Ion Battery Technology

Effective April 15, 2008, we entered into a License Agreement with Terra Inventions Corp., our controlling stockholder providing for the license to us of Terra Inventions Corp. patent applications and technologies for rechargeable lithium-ion batteries for hybrid vehicles and other applications. Under the License Agreement, Terra Inventions Corp. had the right to purchase its requirements of lithium ion batteries from us, and its requirements of lithium ion batteries would be supplied in preference to, and on a priority basis as compared with, supply and delivery arrangements in effect for our other customers. Terra Inventions Corp. cost for lithium ion batteries purchased from us would be our actual manufacturing costs for such batteries for our fiscal quarter in which Terra Inventions Corp. purchase takes place. On May 25, 2010 the Agreement was amended limiting us to only the United States, with Terra able to grant other licenses to companies in other parts of the world.

Under Section 2.2 of the License Agreement, we has agreed to invest a minimum of $1,500,000 in each of the first two years of the term of the License Agreement in development of the technology for the Licensed Products. In the initial year under the License Agreement, we invested approximately $264,043 in the development of our technology, and therefore are not in compliance with our obligations under this covenant of the License Agreement. Terra Inventions Corp. had advised us that it will not give notice of default against us for our failure to comply with this over the term of the License Agreement.

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Sadler Gibb & Associates for professional services rendered for the audit of our financial statement filed as part of our 2014 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended July 31, 2014 and the quarterly 10-Q filings for the fiscal year ended July 31, 2014, are $17,000.

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

(6) Not applicable.

Table of Contents	27

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)

3.1a	Articles of Merger, effective May 12, 2008, providing for the merger of Superlattice Power, Inc., a wholly-owned subsidiary of the Company into the Company. (Incorporated herein by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K, filed October 29, 2008.)

3.1b	Certificate of Change, effective October 19, 2009, providing for a 3-for-1 stock split and increase in authorized common stock. (Incorporated herein by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009).

3.1c	Articles of Merger, filed April 7, 2011, between Sky Power Solutions Corp. and Superlattice Power, Inc. (Incorporated by reference to Exhibit 3.1c to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1d	Certificate of Change, effective April 26, 2011, providing for a 300-for-1 reverse stock split and decrease in authorized common stock. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1e	Certificate of Amendment to Articles of Incorporation, filed June 6, 2011. (Incorporated by reference to Exhibit 3.1e to the Company’s Current Report on Form 8-K, filed with the Commission on June 8, 2011.)

3.1f	Certificate of Amendment to Articles of Incorporation, filed September 12, 2012. (Incorporated by reference to Exhibit 3.1f to the Company’s Current Report on Form 8-K, filed with the Commission on September 17, 2012.)

3.lg	Certificate of Change, filed December 24, 2012. (Incorporated by reference to Exhibit 3.1g to the Company’s Annual Report on Form 10-K, filed with the Commission on November 12, 2013.)

3.1h	Certificate of Merger with subsidiary, filed December 24, 2012, amending Articles of Incorporation of Company to change the name of the Company to Clean Enviro Tech Corp. (Incorporated by reference to Exhibit 3.1h to the Company’s Annual Report on Form 10-K, filed with the Commission on November 12, 2013.)

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)

10.4	Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

10.5	License Agreement, dated April 14, 2008, between the Company and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.6	Stock Purchase Agreement, dated May 15, 2008, between the Company and Heritage Asset Management Inc.(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2008.)

Table of Contents	28

10.7	EV Innovations, Inc. letter to the Company, dated October 1, 2009, waiving default under April 14, 2008 License Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009.)

10.8	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Li-ion Motors Corp. (formerly Hybrid Technologies, Inc.). (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 15, 2011.)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.		Title of Document
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Label Linkbase Document
101.	PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

Table of Contents	29

SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENVIRO TECH CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: November 13, 2014

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: November 13, 2014

Table of Contents	30