Form 10-Q
period 2014-10-31
CLEAN ENVIRO TECH CORP
filed 2014-12-15
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2014

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

On December 13, 2014, there were 9,838,721 shares of common stock outstanding.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Financial Statements	3
Balance Sheets as of October 31, 2014 and July 31, 2014 (Unaudited)	4
Statements of Operations for the Three Months Ended October 31, 2014 and 2013 (Unaudited)	5
Statements of Cash Flows for the Three Months Ended October 31, 2014 and 2013 (Unaudited)	6
Notes to Unaudited Financial Statements	8-14
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14-16
ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4 - Controls and Procedures	17
PART II. OTHER INFORMATION	17
ITEM 6 – Exhibits	17-20

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	1

Clean Enviro Tech Corp.

Balance Sheets

	October 31,	July 31,
	2014	2014
	(unaudited)
Assets

Property and equipment, net	2,902	3,225
Total assets	$2,902	$3,225

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$285,506	$276,676
Advances	214,682	214,682
Notes payable	173,600	173,600
Total current liabilities	673,788	664,958

Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 10,000,000 shares authorized as of October 31, 2014; 9,838,721 issued and outstanding at October 31, 2014 and July 31, 2014, respectively.	9,839	9,839
Additional paid-in capital	7,368,677	7,368,677
Retained deficit	(8,049,402)	(8,040,249)
Stockholders' deficiency	(670,886)	(661,733)
Total liabilities and stockholders' deficiency	$2,902	$3,225

See accompanying notes to unaudited financial statements

Table of Contents	2

Clean Enviro Tech Corp.
Statements of Operations
(unaudited)

	For the Three Months Ended
	October 31,
	2014	2013

Net sales	—	—

Operating expenses:
General and administrative	9,153	24,816
Research and development	—	6,460

Loss from operations	(9,153)	(31,276)

Other (expenses)/income
Other income/expense	—	—

Net loss before provision for (benefit from) income taxes	(9,153)	(31,276)

Provision for (benefit from) income taxes	—	—

Net loss	$(9,153)	$(31,276)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,838,721	9,838,721

See accompanying notes to unaudited financial statements

Table of Contents	3

Clean Enviro Tech Corp.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,153)	$(31,276)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	323	322
Expenses paid on the Company’s behalf by a third party	8,975	—
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	(145)	30,954
Net cash used in operating activities	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

See accompanying notes to unaudited financial statements
Table of Contents	4

CLEAN ENVIRO TECH CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three Months Ended October 31, 2014

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Clean Enviro Tech Corp. (the “Company” or “Clean Enviro”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Clean Enviro for the year ended July 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2015.

Going Concern - The Company’s financial statements for the period ended October 31, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of October 31, 2014, there was a working capital deficit of approximately $673,788. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2014. There were no significant changes to these accounting policies during the three months ended October 31, 2014 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 2. Common Stock

During the three months ended October 31, 2014, there has been no common stock issued.

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

Table of Contents	5

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended October 31, 2014 and 2013.

	Three Months Ended			Three Months Ended
	October 31, 2014			October 31, 2013
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(9,153)	—	—	$(31,276)	—	—

Basic loss per common share	(9,153)	9,838,721	(0.00)	(31,276)	9,838,721	(0.00)

Effect of dilutive securities	—	—	—	—	—	—

Diluted loss per common share	$(9,153)	9,838,721	(0.00)	$(31,276)	9,838,721	(0.00)

Note 4. Notes Payable

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The transaction amounts are reported as current due to the fact that they are due upon demand.

Note 5. Advances

At October 31, 2014 and July 31, 2014, the Company owed a third party $214,682 and $214,682, respectively from debt assumed in 2012. Various advances from the same party for operating expenses since that time have been booked as accounts payable. During the three months ended October 31, 2014 and 2013, the Company received advances totaling $8,975 and $0, respectively; and made payments of $0 and $0, respectively. The assigned debt and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

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

Clean Enviro’s physical assets are currently in storage as we search for a new facility. Consultants work on our residential Solar Concentrating, Electric Power Generation Systems independently.

 Results of Operations for the Three months Ended October 31, 2013

We incurred a net loss of $9,153 during the three months ended October 31, 2014, which included: general and administrative (G&A) costs of $9,153 and research and development (“R&D”) expenses of $0.

2014 Compared to 2013

Our net loss for the three months ended October 31, 2014 decreased to $9,153 from $31,276 for the same period ending October 31, 2013. The decrease was primarily due to a decrease in professional fees.

Plan of Operations

Currently we have in development a Stand Alone Residential Solar Concentrating Electric Power Generation System. Our system has proprietary elements that make it unique, with better functionality than other systems. When testing is completed, we will work with manufactures to make these available to homeowners. We also plan to develop safe rechargeable lithium ion battery systems for varied applications. We plan to pioneer a superlattice cathode material for the use in lithium ion rechargeable batteries.

Liquidity and Capital Resources

As of October 31, 2014, we had cash on hand of $0 and liabilities of $673,788 as compared with $664,958 at July 31, 2014, and our property plant and equipment decreased to $2,902 at October 31, 2014, as compared with $3,225 at July 31, 2014. Accounts payable and accrued expenses increased at October 31, 2014, to $285,506 as compared with $276,676 at July 31, 2014, and advances were $214,682 at October 31, 2014, as compared to $214,682 at July 31, 2014 and notes payable were $173,600 at October 31, 2014, as compared to $173,600 at July 31, 2014.

At October 31, 2014, we had a working capital deficiency of $673,788 and a stockholders' deficit of $670,886.

We used net cash in operating activities of $0 in the three months ended October 31, 2014, as compared with $0 in the comparable period in 2013, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2014 and $0 in 2013.

During the three months ended October 31, 2014, we received $0 and repaid $0, to a third party as compared with advances from related parties of $0 and repayments of $0 in 2013.

Table of Contents	7

Since our incorporation, we have financed our operations almost exclusively through advances from our controlling shareholders and from one third party. We expect to finance operations through the sale of equity or other investments for the foreseeable future, as we do not receive significant revenue from our new business operations.  There is no guarantee that we will be successful in arranging financing on acceptable terms.

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

Subsequent Event

A Definitive Notice has been filed for a stockholders meeting on January 16, 2015. Management recommends the authorized be increased from 10,000,000 to 250,000,000.

Table of Contents	8

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31		Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32		Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XRL Taxonomy Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Label Linkbase Document

101.	PRE	XBRL Taxonomy Presentation Linkbase Document

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

CLEAN ENVIRO TECH CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: December 15, 2014

Table of Contents	10