Form 10-Q
period 2015-01-31
CLEAN ENVIRO TECH CORP
filed 2015-03-23
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2015

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

On March 20, 2015, there were 97,588,721 shares of common stock outstanding.

Table of Contents

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Financial Statements	3
Balance Sheets as of January 31, 2015 and July 31, 2014 (Unaudited)	4
Statements of Operations for the Three and Six Months Ended January 31, 2015 and 2014 (Unaudited)	5
Statements of Cash Flows for the Six Months Ended January 31, 2015 and 2014 (Unaudited)	6

Notes to Unaudited Financial Statements	8-14
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14-16
ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4 - Controls and Procedures	17

PART II. OTHER INFORMATION	17
ITEM 6 – Exhibits	17-20

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

The results of operations for the six months ended January 31, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	1

Clean Enviro Tech Corp.
Balance Sheets
	January 31, 2015 (unaudited)	July 31, 2014

Assets

Property and equipment, net	$2,580	$3,225

Total assets	$2,580	$3,225

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$108,639	$276,676
Advances	—	214,682
Convertible notes payable – related party	29,767	—
Due to related parties	32,550	173,600

Total current liabilities	170,956	664,958

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized as of January 31, 2015; 97,588,721 and 9,838,721 issued and outstanding at January 31 , 2015 and July 31, 2014, respectively.	97,589	9,839

Additional paid-in capital	8,178,272	7,368,677
Retained deficit	(8,444,237)	(8,040,249)

Stockholders' deficiency	(168,376)	(661,733)

Total liabilities and stockholders' deficiency	$2,580	$3,225

See accompanying notes to unaudited financial statements

Table of Contents	2

Clean Enviro Tech Corp.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$—

Operating expenses:
General and administrative	23,990	15,025	33,142	39,841
Research and development	—	—	—	6,460

Loss from operations	(23,990)	(15,025)	(33,142)	(46,301)

Other (expenses)/income
Interest expense	—	—	—	—
Loss on disposal of assets	—	—	—	—
Interest expense	(370,845)	—	(370,845)	—
Other income	—	—	—	—

Net loss before provision for (benefit from) income taxes	(394,835)	(15,025)	(403,987)	(46,301)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(394,835)	$(15,025)	$(403,987)	$(46,301)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding -
basic and diluted	19,376,764	9,838,721	14,607,743	9,838,721

See accompanying notes to unaudited financial statements

Table of Contents	3

Clean Envrio Tech Corp.
Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(403,987)	$(46,301)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	645	645
Amortization of beneficial conversion feature	370,845	—
Expenses paid on the Company's behalf by a third party	32,550	18,893
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	(53)	26,763
Net cash used in operating activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Convertible notes issued for debt and liabilities	$556,267	$—
Common shares issued for convertible debt	$526,500	$—
Beneficial conversion feature discount	$370,845	$—

See accompanying notes to unaudited financial statements
Table of Contents	4

CLEAN ENVIRO TECH CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three and Six Months Ended January 31, 2015

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

Going Concern - The Company’s financial statements for the period ended January 31, 2015, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of January 31, 2015, there was a working capital deficit of $170,956. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2014. There were no significant changes to these accounting policies during the six months ended January 31, 2015 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 2. Common Stock

On January 26, 2015 the Company increased the authorized common stock from 10,000,000 shares to 250,000,000 shares. The increase was approved by shareholder vote at a special called meeting held January 16, 2015.

On January 22, 2015, the Company issued 87,750,000 shares of common stock for the conversion of $526,500 in convertible notes payable (see Note 5).

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the three months ended January 31, 2015 and 2014.

	Three Months Ended			Three Months Ended
	January 31, 2015			January 31, 2014
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (loss)	$(394,835)	—	—	$(15,025)	—	—

Basic loss per common share	(394,835)	19,376,764	(0.04)	(15,025)	9,838,721	(0.00)

Effect of dilutive securities	—	—	—	—	—	—

Diluted loss per common share	$(394,835)	19,376,764	(0.04)	$(15,025)	9,838,721	(0.00)

Note 4. Notes Payable

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The transaction amounts are reported as current due to the fact that they are due upon demand.

On November 1, 2014, the note was assigned to Frontline Asset Management, a related party (“Frontline”) and was converted in January 2015.

Note 5. Convertible Notes Payable and Due to Related Party

At July 31, 2014, the Company owed Frontline $214,682 from debt assumed in 2012, recorded on the balance sheet as Advances. Various advances from the same party for operating expenses since that time have been booked as accounts payable. During the six months ended January 31, 2015 and 2014, the Company received advances totaling $32,530 and $18,893, respectively; and made payments of $0 and $0, respectively. The assigned debt and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

On January 20, 2015, the Company consolidated Frontline’s liabilities consisting of accounts payable of $167,985, Due to Related Parties of $173,600 and Advances of $214,682 by executing a convertible promissory note for a total amount of $556,267. The loan bears no interest and is due upon demand. The debt is convertible at $0.006 per share. This resulted in a debt discount from the beneficial conversion feature of $370,845 for the intrinsic value of the beneficial conversion feature. This discount was fully amortized during the period, due to the fact that the convertible note is due on demand.

On January 22, 2015 Frontline assigned $526,500 of the convertible note to non-related parties after which the conversion option for the full $526,500 was exercised, resulting in the issuance of 87,750,000 shares of common stock (see Note 2).

As of January 31, 2015, after the consolidation of these liabilities, assignment to third parties and subsequent conversion, the balance of convertible notes related party is $29,767 and due to related party is $32,530.

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

Results of Operations for the Three months Ended January 31, 2015

We incurred a net loss of $394,835 during the three months ended January 31, 2015, which included: general and administrative (G&A) costs of $23,990 and research and development (“R&D”) expenses of $0 and interest expense related to beneficial conversion feature of $370,845.

2015 Compared to 2014

Our net loss for the three months ended January 31, 2015 increased to $394,835 from $15,025 for the same period ending January 31, 2014. The increase was primarily due to an increase in interest expense related to beneficial conversion feature.

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

Liquidity and Capital Resources

As of January 31, 2015, we had cash on hand of $0 and liabilities of $170,956 as compared with liabilities of $664,958 at July 31, 2014, and our property plant and equipment decreased to $2,580 at January 31, 2015, as compared with $3,225 at July 31, 2014. Accounts payable and accrued expenses decreased at January 31, 2015, to $108,639 as compared with $276,676 at July 31, 2014, and advances were $0 at January 31, 2015, as compared to $214,682 at July 31, 2014 and notes payable were $32,550 at January 31, 2015, as compared to $173,600 at July 31, 2014 and convertible notes payable was $29,767 at January 31, 2015, as compared to $0 at July 31, 2014.

At January 31, 2015, we had a working capital deficiency of $170,956 and a stockholders' deficit of $168,376.

We used net cash in operating activities of $0 in the six months ended January 31, 2015, as compared with $0 in the comparable period in 2014, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2015 and $0 in 2014.

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

ITEM 4. Controls and Procedures.

As of the end of the fiscal quarter covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Table of Contents	8

PART II. OTHER INFORMATION

Stock

On January 26, 2015 the Company increased the number of authorized shares of common stock from ten million shares to two hundred fifty million shares. The increase was approved by shareholder vote at a special meeting held January 16, 2015.

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

CLEAN ENVIRO SOLUTIONS CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: March 23, 2015

Table of Contents	10