Form 10-Q
period 2015-04-30
CLEAN ENVIRO TECH CORP
filed 2015-06-15
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50693

Cyber Apps World Inc.

(formerly Clean Enviro Tech Corp.)

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

[ ] Yes [X]No

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

[ ] Yes [X] No

On June 12, 2015, there were 19,517,764 shares of common stock outstanding.

Table of Contents

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Financial Statements	3
Balance Sheets as of April 30, 2015 and July 31, 2014 (Unaudited)	4
Statements of Operations for the Three and Nine Months Ended April 30, 2015 and 2014 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ended April 30, 2015 and 2014 (Unaudited)	6

Notes to Unaudited Financial Statements	8-14
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14-16
ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4 - Controls and Procedures	17
PART II. OTHER INFORMATION	17
ITEM 6 – Exhibits	17-20

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

The results of operations for the three and nine months ended April 30, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Table of Contents	1

 Cyber Apps World, Inc.

(formerly Clean Enviro Tech Corp.)

Balance Sheets

	April 30,
	2015	July 31,
	(unaudited)	2014
Assets
Current assets:
Prepaid expenses	$750	$—
Total current assets	750	—
Property and equipment, net	2,257	3,225
Total assets	$3,007	$3,225
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued expenses	$111,491	$276,676
Advances	—	214,682
Convertible notes payable - related party	29,767	—
Notes payable - related party	32,030	—
Due to related parties	17,483	173,600
Total current liabilities	190,771	664,958
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of April 30, 2015; 19,517,764 and 1,967,764 issued and outstanding at April 30 , 2015 and July 31, 2014, respectively.	19,518	1,968
Additional paid-in capital	8,256,343	7,376,548
Retained deficit	(8,463,625)	(8,040,249)
Stockholders' deficiency	(187,764)	(661,733)
Total liabilities and stockholders' deficiency	$3,007	$3,225

 See accompanying notes to unaudited financial statements

Table of Contents	2

 Cyber Apps World, Inc.

(formerly Clean Enviro Tech Corp.)

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$—
Operating expenses:
General and administrative	19,389	15,679	52,531	55,520
Research and development	—	—	—	6,460
Loss from operations	(19,389)	(15,679)	(52,531)	(61,980)
Other (expenses)/income
Amortization of beneficial conversion feature	—	—	(370,845)	—
Net loss before provision for (benefit from) income taxes	(19,389)	(15,679)	(423,376)	(61,980)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	$(19,389)	$(15,679)	$(423,376)	$(61,980)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.05)	$(0.03)
Weighted average number of common shares outstanding -
basic and diluted	19,517,764	1,967,764	8,332,050	1,967,764

See accompanying notes to unaudited financial statements

Table of Contents	3

 Cyber Apps World, Inc.

(formerly Clean Enviro Tech Corp.)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(423,376)	$(61,980)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	967	967
Amortization of beneficial conversion feature	370,845	—
Expenses paid on the Company's behalf by a third party	49,513	58,305
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	(750)	—
Accounts payable and accrued expenses	2,801	2,708
Net cash used in operating activities	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Convertible notes issued for debt and liabilities	$556,267	$—
Common shares issued for convertible debt	$468,000	$—
Common shares issued for convertible debt – related party	$58,500
Beneficial conversion feature discount	$370,845	$—

See accompanying notes to unaudited financial statements

Table of Contents	4

CYBER APPS WORLD INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three and Nine Months Ended April 30, 2015

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. formerly known as Clean Enviro Tech Corp. (the “Company” or “CYAP”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of CYAP for the year ended July 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2015.

Going Concern - The Company’s financial statements for the period ended April 30, 2015, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of April 30, 2015, there was a working capital deficit of $190,021. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

Since its incorporation, the Company financed its operations almost exclusively through advances from its controlling shareholders. The Company has recently drafted a new business plan. It is uncertain if the Company will be successful in this endeavor. The Company therefore anticipates needing to continue to finance operations through the sale of equity or other investments for the foreseeable future, until the Company begins to receive revenue from business operations. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2014. There were no significant changes to these accounting policies during the nine months ended April 30, 2015 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 2. Common Stock

On January 26, 2015, the Company increased the authorized common stock from 10,000,000 shares to 250,000,000 shares. The increase was approved by shareholder vote at a special called meeting held January 16, 2015.

On January 22, 2015, the Company issued 17,550,000 (post split) shares of common stock for the conversion of $526,500 in convertible notes payable (see Note 5).

On April 30, 2015 a one for five reverse split was effective for both the issued and outstanding and the authorized shares. The financial statements and disclosures have been retroactively restated to account for the reverse split.

Table of Contents	5

Note 3. Net Loss Per Common Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares, except for $29,767 of debt that is convertible into common stock at approx. $0.02 per share (post split). If all of the debt is converted it would be 1,488,350 (post split).

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

In March 2015, the Company executed two promissory notes with Frontline Asset Management totaling $32,029. The promissory note for $8,475 bears no interest and is due in March 2018. The promissory note for $23,445 bears no interest and is due upon demand.

Note 5. Convertible Notes Payable and Due to Related Party

At July 31, 2014, the Company owed Frontline $214,682 from debt assumed in 2012, recorded on the balance sheet as Advances. Various advances from the same party for operating expenses since that time have been booked as accounts payable. During the nine months ended April 30, 2015 and 2014, the Company received advances totaling $49,513 and $18,893, respectively; and made payments of $0 and $0, respectively. The assigned debt and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

On January 20, 2015, the Company consolidated Frontline’s liabilities consisting of accounts payable of $167,985, Due to Related Parties of $173,600 and Advances of $214,682 by executing a convertible promissory note for a total amount of $556,267. The loan bears no interest and is due upon demand. The debt is convertible at $0.02 per share (post split). This resulted in a debt discount from the beneficial conversion feature of $370,845 for the intrinsic value of the beneficial conversion feature. This discount was fully amortized during the period, due to the fact that the convertible note is due on demand.

On January 22, 2015 Frontline assigned $526,500 of the convertible note to non-related parties totaling $468,000 and $58,500 to a related party after which the conversion option for the full $526,500 was exercised, resulting in the issuance of 17,550,000 shares of common stock (post split)(see Note 2).

As of April 30, 2015, after the consolidation of these liabilities of $468,000 assignment to third parties and $58,500 to a related party shareholder and subsequent conversion, the balance of convertible notes related party is $29,767 and due to related party is $17,483.

Table of Contents	6

Note 6. Subsequent Events

Effective May 28, 2015, the Company entered into a license agreement (the “Agreement”) with eCommerce Technologies Inc. (“Licensor”), providing for the license by the Company of certain patented ecommerce technology (the “Licensed Technology”), under a non-exclusive right and license to market, use or sell the Licensed Technology and improvements thereto worldwide, subject to the patent coverage of the Licensed Technology.

The Company plans to market products and services relating to the Licensed Technology using the Company’s INSTANT COUPONS APP platform. The Company has agreed to pay the Licensor a royalty/marketing fee in the amount of 1.0% for all "service(s)” transacted thru this platform and 0.05% of all products sold below $500, 0.025% for all products sold for between $501 to $2,500 and 0.01% for all products sold for over $2.501 on each and every Licensed Product sold or marketed by the Company. No fees are due as of April 30, 2015.

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

Introduction

We were incorporated on July 15, 2002 under the laws of the State of Nevada. On April 5, 2011, we merged with our wholly-owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.  December 24, 2012 Sky Power Solutions merged with our wholly-owned subsidiary, Clean Enviro Tech Corp., and in the merger changed the name of the Company to Clean Enviro Tech Corp. On April 9, 2015 the Company merged with our wholly owned subsidiary Cyber Apps World Inc. and in the merger changed the name of the Company to Cyber Apps World Inc. (CYAP)

CYAP has a few physical assets from the lithium battery and solar power system work currently in storage. The Company now has changed our focus and intends to develop and acquire a worldwide e-commerce internet platform in which revenues will be based on the purchase and sale of products and services by way of mobile/computer applications online (24/7). We has determined not to continue work on the residential Solar Concentrating, Electric Power Generation Systems or the lithium batteries at this time..

Cyber Apps World anticipates making available to subscribers, a growing list of applications and programs, the first App to be released with an anticipated launch of mid-November 2015 is “INSTANT COUPONS APP”.

INSTANT COUPONS APP is a subscriber-based application allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones. No coupon printing is required from mobile devices.

CYAP will generate revenues using technology to process and complete transactions around the world with reduced overhead and a minimal cost for handling. Products are shipped directly from the Merchant Partner to the customer further reducing the transaction cost for Cyber Apps World.

Table of Contents	7

INSTANT COUPONS APP is an all in one ecommerce platform that will allow consumers and businesses around the world to purchase and sell unlimited products and services. Consumers in every city worldwide will be able to instantly access coupons and discounts for local, national and international goods and services. Consumers complete their order online or show the coupon on their mobile device to the cashier at checkout to receive the savings; no need to print coupons. This will enable Merchant partners to pass on savings to consumers and reduce their costs by eliminating distributors, wholesalers and retailers and ship direct to the consumer.

Cyber Apps World has entered (May 28, 2015) into a Worldwide Marketing License Agreement to market products and services using the INSTANT COUPONS APP platform.

The INSTANT COUPONS APP platform will allow merchants wishing to offer coupons or discounts on products and services to easily upload their complete merchandise description on the INSTANT COUPONS APP website merchant portal. The listing is promptly reviewed for approved by INSTANT COUPONS APP then made available to consumers on a real time basis. This provides Merchant partners the flexibility to work with ever changing market conditions and respond in real-time.

Instant Coupons Apps will enable Merchants with overstock inventory to offer a greater savings for a limited time or until the available inventory has been depleted. Merchants can cancel a listing instantly.

The INSTANT COUPONS APP works in conjunction with the user’s smartphone GPS and will notify users with alerts for coupons while they are in the neighborhood. Subscriber’s smartphones navigation will sense when a user is near a participating Merchant stores or restaurants and send an alert with coupons available for instant savings. This enhanced feature provides savings even when the consumer was unaware of available discounts. This is an automatic feature.

INSTANT COUPONS APP consumers and merchants are protected as all funds are held in an escrow account insuring they receive their purchase prior to funds being released to the merchant. INSTANT COUPONS APP will ensure compliance and customer satisfaction.

INSTANT COUPONS Apps Merchant partners will not pay fees to subscribers.

Revenues will be generated in two ways:

1.	Businesses can purchase advertising within INSTANT COUPONS App, these Banner Ads and Active Links to the Advertiser’s website/portal and other opportunities will be available to Merchant Partners. This will appeal to offerings were a coupon may not be appropriate.
2.	Commissions for products and services sold via the INSTANT COUPONS App will be paid to Cyber Apps World upon completion of online purchases.

 Results of Operations for the Three months Ended April 30, 2015

We incurred a net loss of $19,389 during the three months ended April 30, 2015, which included: general and administrative (G&A) costs of $19,389 and research and development (“R&D”) expenses of $0 and interest expense related to beneficial conversion feature of $0.

2015 Compared to 2014

Our net loss for the three months ended April 30, 2015 increased to $19,389 from $15,679 for the same period ending April 30, 2014. The increase was primarily due to an increase in interest expense related to beneficial conversion feature.

Table of Contents	8

The Company signed a non-exclusive License Agreement with eCommerce Technologies Inc. on May 28, 2015 to market worldwide their patent pending technology. Cyber Apps World anticipates making available to subscribers, an ever-growing list of applications and programs, the first App to be released will be “INSTANT COUPONS APP”. Cyber Apps World will generate revenues using technology to process and complete transactions around the world with reduced overhead and a minimal cost for handling. Products are shipped directly from the Merchant Partner to the customer further reducing the transaction cost for Cyber Apps World.

CYAP will no longer continue work on the development of the Stand Alone Residential Solar Concentrating Electric Power Generation System, or the rechargeable lithium ion battery systems.

Liquidity and Capital Resources

As of April 30, 2015, we had cash on hand of $0 and liabilities of $190,771 as compared with liabilities of $664,958 at July 31, 2014, and our property plant and equipment decreased to $2,257 at April 30, 2015, as compared with $3,225 at July 31, 2014. Accounts payable and accrued expenses decreased at April 30, 2015, to $111,491 as compared with $276,676 at July 31, 2014, and advances were $0 at April 30 2015, as compared to $214,682 at July 31, 2014 and notes payable were $32,030 at April 30, 2015, as compared to $0 at July 31, 2014 and convertible notes payable was $29,767 at April 30, 2015, as compared to $0 at July 31, 2014 and due to related parties was $17,483 at April 30, 2015, as compared to $173,600 at July 31, 2014. The significant fluctuations were due to the reclassification of debt and the conversion of debt into shares of common stock during this period.

At April 30, 2015, we had a working capital deficiency of $190,021 and a stockholders' deficit of $187,764.

We used net cash in operating activities of $0 in the nine months ended April 30, 2015, as compared with $0 in the comparable period in 2014, and cash flows used in investing activities for the purchase of property, plant and equipment was $0 during 2015 and $0 in 2014.

Since our incorporation, we have financed our operations almost exclusively through advances from our controlling shareholders. The Company has drafted a new business plan. It is uncertain if the Company will be successful in this endeavor. The Company therefore anticipates needing to continue to finance operations through the sale of equity or other investments for the foreseeable future, until the Company begins to receive revenue from business operations. There is no guarantee that the Company will be successful in arranging financing on acceptable terms. There is no guarantee that we will be successful in arranging financing on acceptable terms.

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

Table of Contents	9

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

Other business are already involved in similar endeavors and there is no guarantee that Cyber Apps will be able to realize a profit within this market.

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

PART II. OTHER INFORMATION

Stock

On January 26, 2015 the Company increased the authorized common stock from Ten Million shares to Two Hundred Fifty Million shares. The increase was approved by shareholder vote at a special meeting held January 16, 2015.

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

Table of Contents	10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APPS WORLD INC.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: June 15, 2015

Table of Contents	11