Form 10-K
period 2015-07-31
CLEAN ENVIRO TECH CORP
filed 2015-11-13
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2015
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2015, was $1,190,716 based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 29, 2015, there were 19,519,935 shares of common stock outstanding.

Table of Contents	1

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains   historical   information as well as forward-looking statements.  Statements looking forward in time are included in this  Annual  Report  pursuant  to the safe  harbor  provisions  of the  Private Securities  Litigation  Reform Act of 1995.  Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important  factors  described elsewhere in this Form 10-K, the following forward looking  statements,  among others,  sometimes  have  affected,  and in the future could affect,  our actual results and could cause our actual results during  2015 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Cyber Apps" mean Cyber Apps World Inc., unless otherwise indicated.

Item 1. Business.

Background

We were incorporated on July 15, 2002 under the laws of the State of Nevada. On April 5, 2011, we merged with our wholly owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.  On December 19, 2012, our Board of Directors authorized the merger with our wholly-owned subsidiary, Clean Enviro Tech Corp. and also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:50 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:50 ratio, from 500,000,000 shares to 10,000,000 shares. In the merger the name of our company was changed from Sky Power Solutions Corp. to Clean Enviro Tech Corp. The change of the Company’s name to Clean Enviro Tech Corp. and the 1:50 reverse split with the concurrent reduction of our authorized common stock in the same ratio were approved by FINRA and effective for trading purposes on January 19, 2013.

Recent Developments

On April 9, 2015, our Board of Directors authorized the merger with our wholly owned subsidiary Cyber Apps World. In the merger the name of the Company was changed to Cyber Apps World Inc.

On August 17, 2007, our Board of Directors approved the change in our fiscal year from the calendar year to a fiscal year ending on July 31. On July 27, 2012, Mehboob Charania resigned as President and as a member of the board of directors; and Liudmila Voinarovska was appointed as President and became the CEO and sole director.

In May 2014, the Company entered into a letter of intent with Red Apple Pharm and appointed a representative of that company as an officer of the Company. Red Apple Pharm did not provide us with any financial information and on June 20, 2014, the letter of intent was terminated and Red Apple Pharm’s representative resigned.

We have retained some physical assets remaining from the lithium battery and solar power system work that are currently in storage. The Company has redirected the focus and intends to develop and acquire a worldwide e-commerce internet platform in which revenues will be based on the purchase and sale of products and services by way of mobile/computer applications online (24/7). We have determined not to continue work on the residential Solar Concentrating, Electric Power Generation Systems or the lithium batteries at this time.

Table of Contents	2

Our Planned Mobile App

We are developing mobile applications which would make available to subscribers a number of applications and programs. The first beta app to be released, with an anticipated launch of mid-November to December, 2015, is the “INSTANT COUPONS” platform.

The INSTANT COUPONS app will be a subscriber-based application allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones. No coupon printing is required from mobile devices.

Cyber Apps plans to generate revenues using technology to process and complete transactions around the world with reduced overhead and a minimal cost for handling. Products would be shipped directly from the Merchant Partner to the customer further reducing the transaction cost for us.

The mailing address for our executive office is 420 North Nellis Blvd., Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (702) 425-4289.

Liquidity and Capital Resources

As of July 31, 2015, we had cash on hand of $0. During the year ended July 31, 2015, we incurred a net loss of $436,128. On July 31, 2015, we had a working capital deficiency of $200,516 and a stockholders' deficit of $200,516.

We had 19,519,935 shares of common stock issued and outstanding as of October 29, 2015.  Our common stock is quoted on the OTCQB of the OTC Markets Group.

General

We have determined not to continue work on the residential Solar Concentrating, Electric Power Generation Systems or the lithium batteries at this time. Currently the Company is focused on and developing a worldwide e-commerce internet platform in which revenues will be based on the purchase and sale of products and services by way of mobile/computer applications online (24/7).

We anticipate making available to subscribers a number of applications and programs. The app to be released with an anticipated launch of mid-November to December, 2015 is “INSTANT COUPONS”.

INSTANT COUPONS is an all in one ecommerce platform that will allow consumers and businesses around the world to purchase and sell unlimited products and services. Consumers in every city worldwide will be able to instantly access coupons and discounts for local, national and international goods and services. Consumers will complete their order online or show the coupon on their mobile device to the cashier at checkout to receive the savings with no need to print coupons. This will enable merchant partners to pass on savings to consumers and reduce their costs by eliminating distributors, wholesalers and retailers and ship direct to the consumer.

Cyber Apps has entered into (May 28, 2015) a Worldwide Marketing License Agreement to market products and services using the INSTANT COUPONS platform.

The INSTANT COUPONS platform will allow merchants wishing to offer coupons or discounts on products and services to easily upload their complete merchandise description on the INSTANT COUPONS website merchant portal. The listing is promptly reviewed for approval by INSTANT COUPONS then made available to consumers on a real time basis. This provides merchant partners the flexibility to work with ever changing market conditions and respond in real-time.

The INSTANT COUPONS platform will enable Merchants with overstock inventory to offer a greater savings for a limited time or until the available inventory has been depleted. Merchants can cancel a listing instantly.

Table of Contents	3

The INSTANT COUPONS app works in conjunction with the user’s smartphone GPS and will notify users with alerts for coupons while they are in that neighborhood. Subscriber’s smartphones GPS will sense when a user is near participating merchant stores or restaurants and send an alert with coupons available for instant savings. This enhanced feature provides savings even when the consumer was unaware of available discounts. This is an automatic feature.

INSTANT COUPONS consumers and merchants are protected as all funds are held in an escrow account insuring they receive their purchase prior to funds being released to the merchant. INSTANT COUPONS APP will ensure compliance with the terms of the transaction and customer satisfaction.

INSTANT COUPONS merchant partners will not pay fees to subscribers. Revenues would be generated in two ways:

1.	Businesses can purchase advertising within INSTANT COUPONS. Banner Ads and Active Links to the Advertiser’s website/portal and other opportunities will be available to Merchant Partners. This will appeal to offerings were a coupon may not be appropriate.
2.	Commissions for products and services sold via the INSTANT COUPONS app will be paid to Cyber Apps World upon completion of online purchases.

Competition

Many companies offer apps with savings.

Ibotta offers rebates on popular items. Using the app you submit a claim with a photo of your receipt, they verify the purchase and credits are posted to your Ibotta account, when you accumulate $10 a deposit can be made to you by PayPal.

Checkout 51 has offers listed on their app: you select the offer, make a purchase at any store, and upload a photo of the receipt through the mobile app or website. When your account has $20 they will send you a check

Groupon has the app Snap that offers specific weekly cash back deals, where you purchase the item and send a photo of the receipt. The app will confirm your purchase and credit your Snap account. When you have a balance of $20 you can request a check be mailed to you.

Government Regulation

The Cellular Telephone and Internet Association, a carrier lobbying group, believes that carriers and handset manufacturers should set and enforce app standards. This would put a small set of carriers and handset makers in the role of regulator for the app industry. These companies have helped created an ecosystem where apps can flourish.

Many regulations are under consideration for medical and health apps nationally, and some states are looking into regulations that will govern apps within their state.

Employees

As of the date of this report, we currently have no employees and paid consultants are completing all work.

Research and Development Expenditures

We incurred research and development expenditures of $0 during the year ended July 31, 2015, and of $6,460 in the year ended July 31, 2014.

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

Table of Contents	4

General

We do not have sufficient revenues to sustain our operations.

We have no revenues from operations. All funding is from a third party. As of July 31, 2015, we had cash on hand of $0. For our fiscal year ended July 31, 2015, we have reported a net loss of $436,128; a working capital deficiency of $200,516; and a stockholders' deficit of $200,516.

We expect that we will continue to incur operating losses until our apps have proven themselves in the marketplace. If the apps are not successful, and if sales are not actualized in the near future it will adversely affect the company.  Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

If we do not obtain additional financing, our business will fail.

The Company currently has no operating funds, all funding is from a third party. If funding from shareholders, third parties or financing is not obtained we will not be able to launch the apps,  nor will we be able to complete our business plan.  We do not currently have any arrangements for financing and we may not be able to find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our management has limited experience in development and negotiating commercial arrangements.

Our management has limited experience in the development of apps, commercialization and negotiating licenses or arrangements. As a result of this inexperience, there is a risk we may be unable to complete our business plan and successfully commercialize our planned apps.

We have been the subject of a going concern opinion from our independent auditors, which means that we may not be able to continue operations unless we obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, current stockholders’ ownership interest in the Company will be diluted. In addition, the terms may include liquidation or other preferences that materially adversely affect their rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

The mobile application industry is characterized by rapid technological change, and our success depends upon the frequent enhancement of existing products and timely introduction of new products that meet our customers’ needs.

Customer requirements for mobile application products are rapidly evolving and technological changes in our industry occur rapidly. To keep up with new customer requirements and distinguish us from our competitors, we must frequently introduce new products and enhancements of existing products. Enhancing existing products and developing new products is a complex and uncertain process. It often requires significant investments in research and development (“R&D”). Furthermore, we may not be able to launch new or improved products before our competition launches comparable products. Any of these factors could cause our business or financial results to suffer.

Table of Contents	5

Marketing efforts designed to drive traffic to our website may not be successful or cost-effective.

Traffic building and conversion initiatives involve considerable expenditures for online, mobile and offline advertising and marketing. We may not have the working capital to fund such activities. To the extent that we have the working capital available, we plan to make significant expenditures for online and mobile display advertising, event-based marketing and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective.  In the case of paid advertising generally, the policies of sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.

In addition, search engines have increasingly expanded their offerings into other, non-search related categories, and have in certain instances displayed their own integrated or related product and service offerings in a more prominent manner than those of third parties within their search engine results. Continued expansion and competition from search engines could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.

Lastly, as discussed above, we also have and will enter into various arrangements with third parties in an effort to increase traffic, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.

Any failure to attract and acquire new, and retain existing, traffic, users and customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

We are dependent on wireless service and device providers and infrastructure and information technology systems (cyber security).

We plan to make our application initially available only on Apple’s iOS. We are dependent on the interoperability of our products and services with popular devices, and mobile operating systems that we do not control. Any changes in such systems or devices that degrade the functionality of our products and services or give preferential treatment to competitive products or services could adversely affect usage of our products and services. Further, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our products and services work with a range of operating systems and devices that we do not control. In addition, because our users access our products and services through mobile devices, we are particularly dependent on the interoperability of our products and services with mobile devices and operating systems. We may not be successful in developing or maintaining relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems and devices. In the event that it is difficult for our users to access and use our products and services on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

We are heavily dependent and reliant on availability of technology from Apple (ios phones) and Google (android phones and geo locating services). Our operations are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the Company. In addition, significant implementation issues may arise if we consolidate and outsource certain computer operations and application support activities.

To the extent that our systems are an integral part of our customers’ business operations, it is critical for our customers that our systems provide a continued and uninterrupted performance. Customers may be dissatisfied by any system failure that interrupts our ability to provide services to them. Sustained or repeated system failures would reduce the attractiveness of our services significantly and could result in decreased demand for our services.

Table of Contents	6

We rely in part on application marketplaces and Internet search engines to drive traffic to our products and services, and if we fail to appear high up in the search results or rankings, traffic to our platform could decline and our business and operating results could be adversely affected.

We will rely on application marketplaces, such as Apple’s App Store, to drive downloads of our mobile applications. In the future, Apple or other operators of application marketplaces may make changes to their marketplaces which may make access to our products and services more difficult. Our rankings in Apple’s App Store may also drop based on the size and diversity of our registered member and subscriber bases relative to those of our competitors; and the functionality of our application and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors.

We may not be able to respond quickly enough to changes in technology and technological risks, and to develop our intellectual property into commercially viable products.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our planned products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

We have no current plans to pay dividends on our common stock and investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any further cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Table of Contents	7

Item 2. Properties.

Our mailing address is 420 North Nellis Blvd., Suite A3-146, Las Vegas, Nevada 89110, for which we pay $11.00 per month, on a month to month basis.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

Table of Contents	8

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of October 29, 2015, there were approximately 29 record owners of the Company's Common Stock. The Company's Common Stock is quoted on the OTC Markets Group OTCQB market.

Period	High*	Low*
August 1, 2013 to October 31, 2013	$0.090	$0.020
November 1, 2013 to January 31, 2014	$0.400	$0.110
February 1, 2014 to April 30, 2014	$0.170	$0.060
May 1, 2014 to July 31, 2014	$0.220	$0.060
August 1, 2014 to October 31, 2014	$0.430	$0.080
November 1, 2014 to January 31, 2015	$0.290	$0.050
February 1, 2015 to April 30, 2015	$0.190	$0.030
May 1, 2015 to July 31, 2015	$0.550	$0.030

* Prices have been adjusted to reflect the 1-for-50 reverse split effective January 19, 2013 and the 1:5 split effective April 30, 2015.

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

Table of Contents	9

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

In May 2014, the Company entered into a letter of intent with Red Apple Pharm and appointed a representative of that company as an officer of the Company. Red Apple Pharm did not provide us with any financial information and on June 20, 2014, the letter of intent was terminated and Red Apple Pharm’s representative resigned.

On May 28, 2015, the Company entered into a license agreement (the “Agreement”) with eCommerce Technologies Inc. (“Licensor”), providing for the license by the Company of certain patented ecommerce technology (the “Licensed Technology”), under a non-exclusive right and license to market, use or sell the Licensed Technology and improvements thereto worldwide, subject to the patent coverage of the Licensed Technology. As of July 31, 2015, the Company has made a deposit of $10,000 with a remaining balance due on November 15, 2015, totaling $490,000.

Results Of Operations for the Year Ended July 31, 2015

We incurred a net loss of $436,128 during the year ended July 31, 2015, which included: general and administrative (G&A) costs of $65,283; research and development (R&D) expenses of $0; and amortization of beneficial conversion feature of $370,845.

2015 Compared to 2014

For the year ended July 31, 2015, our net loss increased to $436,128 from $70,969 for the same period ending July 31, 2014. Losses increased mainly due to the amortization of the beneficial conversion feature.

Plan of Operations

Commercial Initiatives

Work is in progress on the Instant Coupons app. INSTANT COUPONS is an all in one ecommerce platform that will allow consumers and businesses around the world to purchase and sell unlimited products and services. Consumers in every city worldwide will be able to instantly access coupons and discounts for local, national and international goods and services. Consumers complete their order online or show the coupon on their mobile device to the cashier at checkout to receive the savings with no need to print coupons. This will enable Merchant partners to pass on savings to consumers and reduce their costs by eliminating distributors, wholesalers and retailers and ship direct to the consumer.

Table of Contents	10

Liquidity and Capital Resources

As of July 31, 2015, we had cash on hand of $0 and liabilities of $210,516, as compared with $664,958 at July 31, 2014; and our property plant and equipment decreased to $0 at July 31, 2015, as compared with $3,225 for 2014. Accounts payable and accrued expenses decreased at July 31, 2015 to $112,637 as compared with $276,676 at July 31, 2014, and advances and due to related parties decreased to $0 at July 31, 2015, as compared to $173,600 for 2014. Company expenses are currently paid for by a third party as the Company has no bank account.

At July 31, 2015, we had a working capital deficiency of $200,516 and a stockholders' deficit of $200,516.

We used net cash in operating activities of $0 in the year ended July 31, 2015, as compared with $0 in the comparable period in 2014, and cash flows used in investing activities was $0 in 2015 and $0 in 2014.

Since our incorporation, we have financed our operations through advances from our shareholders, and by payments made by a third party. We expect to finance operations through the sale of equity or other investments for the foreseeable future, as we do not receive significant revenue from our new business operations.  There is no guarantee that we will be successful in arranging financing on acceptable terms.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Table of Contents	11

Item 8. Financial Statements and Supplementary Data.

CYBER APPS WORLD INC.

(formerly CLEAN ENVIRO TECH CORP.)

FOR THE FISCAL YEAR ENDED

JULY 31, 2015

SADLER GIBB REPORT

Table of Contents	12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Cyber Apps World, Inc. as of July 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Cyber Apps World, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Apps World, Inc. as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company did not have any revenues in 2015 and has a working capital deficit of $200,516 as of July 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 13, 2015

Table of Contents	13

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Balance Sheets

	July 31,	July 31,
	2015	2014
Assets

Current assets:
Deposits	$10,000	$—

Total current assets	10,000	—

Property and equipment, net	—	3,225

Total assets	$10,000	$3,225

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$112,637	$276,676
Advances	—	214,682
Convertible notes payable	29,767	—
Notes payable	68,112	—
Due to related parties	—	173,600

Total current liabilities	210,516	664,958

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2015; 19,519,935 and 1,969,935 issued and outstanding at July 31, 2015 and 2014, respectively.	19,520	1,970

Additional paid-in capital	8,256,341	7,376,546
Retained deficit	(8,476,377)	(8,040,249)

Stockholders' deficiency	(200,516)	(661,733)

Total liabilities and stockholders' deficiency	$10,000	$3,225

See accompanying notes to audited financial statements

Table of Contents	14

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Statements of Operations

	For the Years Ended
	July 31,
	2015	2014
Net sales	$—	$—
Operating expenses:
General and administrative	65,283	64,509
Research and development	—	6,460
Loss from operations	(65,283)	(70,969)
Other (expenses)/income
Amortization of beneficial conversion feature	(370,845)	—
Net loss before provision for (benefit from) income taxes	(436,128)	(70,969)
Provision for (benefit from) income taxes	—	—
Net loss	$(436,128)	$(70,969)
Net loss per common share - basic and diluted	$(0.04)	$(0.04)
Weighted average number of common shares outstanding - basic and diluted	11,153,634	1,969,949

See accompanying notes to audited financial statements

Table of Contents	15

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Statement of Stockholders' Deficiency

		Common	Additional
	Number of	Shares	Paid		Total
	Common	$0.001 Par	in	Retained	Stockholders'
	Shares	Value	Capital	Deficit	(Deficit)
Balance, July 31, 2013	1,969,935	$1,970	$7,376,546	$(7,969,280)	$(590,764)

Net loss	—	—	—	(70,969)	(70,969)

Balance, July 31, 2014	1,969,935	$1,970	$7,376,546	$(8,040,249)	$(661,733)

Common stock issued for debt conversion	17,550,000	17,550	879,795	—	897,345

Net loss	—	—	—	(436,128)	(436,128)

Balance, July 31, 2015	19,519,935	$19,520	$8,256,341	$(8,476,377)	$(200,516)

See accompanying notes to audited financial statements

Table of Contents	16

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Statements of Cash Flows

	For the Years Ended
	July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(436,128)	$(70,969)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	3,225	1,289
Loss on disposal of property and equipment	—	—
Amortization of beneficial conversion feature	370,845	—
Expenses and deposit paid on the Company's behalf by a third party	58,112	64,816
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	3,946	4,864
Net cash used in operating activities	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Convertible notes issued for debt and liabilities	$556,267	$—
Common shares issued for convertible debt	$526,500	$—
Beneficial conversion feature discount	$370,845	$—

See accompanying notes to audited financial statements

Table of Contents	17

CYBER APPS WORLD, INC.

(formerly CLEAN ENVIRO TECH CORP.)

NOTES TO FINANCIAL STATEMENTS

July 31, 2015 and 2014

Note 1. Financial Statement Presentation

General

Cyber Apps World Inc. (the “Company” or “Cyber”) following the merger with the Company’s wholly-owned subsidiary on December 24, 2012 (formed for the sole purpose of merging with its parent), have discontinued the further development of the lithium batteries technology licensed from Terra Inventions Corp. (formerly Clean Enviro Tech Corp.) (“Terra”), the Company’s former parent. Consultants for the Company have stopped work on the solar concentrating electric power generating system. The Company has some physical assets remaining from the lithium battery and solar power system work that are currently in storage. The Company has redirected the focus and intends to develop and acquire a worldwide e-commerce internet platform in which revenues will be based on the purchase and sale of products and services by way of mobile/computer applications online (24/7). We have determined not to continue work on the residential Solar Concentrating, Electric Power Generation Systems or the lithium batteries at this time.

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

Going Concern

The Company’s financial statements for the year ended July 31, 2015, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in 2015 and as of July 31, 2015, there was a working capital deficit of $200,516. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Table of Contents	18

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

Advertising

Advertising costs are generally expensed and are included in selling, general and administrative expenses. Total advertising expenditures for the years ended July 31, 2015 and 2014, were approximately $0 and $0, respectively.

Research and Development

The Company is currently a research and development (“R&D”) stage company and therefore the Board of Directors has not set a budget for R&D. However, all projects and purchases must be approved before being started or purchased. For the years ending July 31, 2015 and 2014, R&D consisted of parts, salaries, and payroll taxes, which amounted to $0 and $6,460, respectively.

Net Loss Per Common Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified periods. The Company has convertible notes payable which equate to 992,233 potential common shares outstanding, and no other options, warrants or other convertible instruments that could affect the calculated number of shares.

Table of Contents	19

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

Note 3. Property and Equipment

Property and equipment at consists of:

	July 31,
	2015	2014
Equipment	$131,455	$131,455

Less: Accumulated depreciation	(131,455)	(128,230)

Property and equipment, net	$0	$3,225

Depreciation expense for the years ended July 31, 2015 and 2014, was $3,225 and $1,289, respectively.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2015 and 2014 consisted of:

	July 31,
	2015	2014
Accounts payable	$67,494	$233,585
Wages, paid leave and payroll related taxes	45,143	43,091

Total	$112,637	$276,676

Note 5. Convertible Notes Payable and Due to Related Party

At July 31, 2014, the Company owed Frontline $214,682 from debt assumed in 2012, recorded on the balance sheet as Advances. Various advances from the same party for operating expenses since that time have been booked as accounts payable. During the years ended July 31, 2015 and 2014, the Company received advances totaling $68,112 and $18,893, respectively; and made payments of $0 and $0, respectively. The assigned debt and any subsequent debt we incur is interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture.

Table of Contents	20

On January 20, 2015, the Company consolidated Frontline’s liabilities consisting of accounts payable of $167,985, Due to Related Parties of $173,600 and Advances of $214,682 by executing a convertible promissory note for a total amount of $556,267. The loan bears no interest and is due upon demand. The debt is convertible at $0.03 per share (post-split). This resulted in a debt discount from the beneficial conversion feature of $370,845 for the intrinsic value of the beneficial conversion feature. This discount was fully amortized during the period, due to the fact that the convertible note is due on demand.

On January 22, 2015 Frontline assigned $526,500 of the convertible note to non-related parties totaling $468,000 and $58,500 to a related party after which the conversion option for the full $526,500 was exercised, resulting in the issuance of 17,550,000 shares of common stock (post-split).

In March 2015, the Company executed two promissory notes with Frontline totaling $32,030. The promissory note for $8,475 bears no interest and is due in March 2018. The promissory note for $23,445 bears no interest and is due upon demand.

In May 2015, the Company executed a promissory note with Frontline totaling $16,983 bears no interest and is due upon demand.

In August 2015, the Company executed a promissory note with Frontline totaling $8,599 bears no interest and is due upon demand.

As of July 31, 2015, after the consolidation of these liabilities of $468,000 assignment to third parties and $58,500 to a related party shareholder and subsequent conversion, the balance of convertible notes is $29,767 and notes payable is $68,112.

Note 6. Notes Payable – Related Party

On December 15, 2010, the Company issued a non-interest bearing, due on demand, promissory note to Mehboob Charania, (former chief executive and principal financial officer) for which it has received advances of $173,600 and repaid $0. The transaction amounts are reported as current due to the fact that they are due upon demand.

On November 1, 2014, the note was assigned to Frontline Asset Management (“Frontline”) and was converted into shares of the Company’s common stock in January 2015.

Note 7. Common Stock

Effective April 2,2015, the Company filed with Secretary Of State of Nevada a Certificate of Change that affected a 1:5 reverse split in the Company’s outstanding common stock and a reduction of our authorized common stock to 50,000,000 shares. We have retroactively restated all share amounts to show effects of the Common Stock split.

On January 22, 2015, the Company converted $556,267 of its debt to various lenders into convertible debt and 17,550,000 shares of Common Stock were issued as a result of the debt conversion and recorded a beneficial conversion in the amount of $370,845 related to the debt being amended to a convertible instrument.

Note 8. Net Loss Per Common Share

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2015 and 2014.

Table of Contents	21

	Year Ended			Year Ended
	July 31, 2015			July 31, 2014
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(436,128)			$(70,969)
Basic EPS	(436,128)	11,153,634	(0.04)	(70,969)	1,969,949	(0.04)
Effect of dilutive securities	—	—
Diluted EPS	$(436,128)	11,153,634	(0.04)	$(70,969)	1,969,949	(0.04)

Note 9. Income Taxes

At July 31, 2015, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 2, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $2.9 million and $2.8 million at July 31, 2015 and July 31, 2014, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at July 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$2,900,000	$2,800,000
Total deferred tax assets	2,900,000	2,800,000
Less: Valuation allowance	(2,900,000)	(2,800,000)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of July 31, 2015 was $2.9 million which will begin to expire in 2024.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of July 31, 2015 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31, 2015 and 2014:

	2015	2014
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

Under current tax laws, the cumulative operating losses incurred amounting to approximately $8.5 million and $8 million at July 31, 2015 and July 31, 2014 respectively, will begin to expire in 2025.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs. The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Note 10. Commitments and Contingencies

On May 30, 2014 Gordon F. Lee was appointed as CEO. The Company signed a letter of intent with Red Apple Pharm and was conducting due diligence. Red Apple Pharm never provided financials. On June 20, 2014 Mr. Lee resigned. The letter of intent had a $20,000 monthly salary for Mr. Lee. After his resignation Mr. Lee sent an invoice for salary and expenses totaling $69,127.17. The company disputes this amount and Mr. Lee received the initial $2,500 payment, no other payment has been made to date of this filing.  Mr. Lee was notified at the time of his appointment that no expenses or commitments should be made on behalf of the corporation without the consent of the board of directors.

Note 11. Licenses Agreement

On May 28, 2015, the Company entered into a license agreement (the “Agreement”) with eCommerce Technologies Inc. (“Licensor”), providing for the license by the Company of certain patented ecommerce technology (the “Licensed Technology”), under a non-exclusive right and license to market, use or sell the Licensed Technology and improvements thereto worldwide, subject to the patent coverage of the Licensed Technology. As of July 31, 2015, the Company has made a deposit of $10,000 with a remaining balance due on November 15, 2015, totaling $490,000. Through the date of this filing, the balance remains outstanding.

Table of Contents	24

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

 None

Item 9A. Controls and Procedures.

 As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and  procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2015, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2015. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2015, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2015 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Table of Contents	25

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 29, 2015 are as follows:

Name	Age	Office

Liudmilla Voinarovska	36	President, Chief Executive Officer, Treasurer, Secretary, and Director

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

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than five  percent (5%) of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2015, all such filing requirements applicable to its officers and directors were complied with, except that Liudmilla Voinarovska was required to file a Form 3 within 10 days of her election on June 15, 2012 as a director of the Company, which Form has not yet been filed.

Item 11. Executive Compensation.

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Table of Contents	26

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)	Total

Liudmilla Voinarovska, President and Chief Executive Officer	2015	$—	$—	$—	$—	$—	$—	$—	-0-
	2014	—	—	—	—	—	—	—	-0-

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended July 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 29, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Table of Contents	27

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

0975456 BC LTD.	1,950,000 Common Shares	9.99
252 – 2416 Main Street
Vancouver, BC Canada

Artic Orchards	1,950,000 Common Shares	9.99
5905 SW 117 St
Coral Gables, FL

Datanet Holdings Inc	1,950,000 Common Shares	9.99
66 Ngara Flats
Nairobi, Kenya

Platinum Capital Holdings	2146000 Common Shares	10.9
2602 S Grand Canyon Drive
Las Vegas, NV

Rye Holdings	1,950,000 Common Shares	9.99
2120 Cedar Ave
Las Vegas, NV

Stockbridge	1,950,000 Common Shares	9.99
76 Marlyn Ct
Calgary, AB Canada

Transglobal Asset Management	1,950,000 Common Shares	9.99
1000 N Nellis S-138
Las Vegas, NV

(1) Based on 19,519, 935 shares of common stock issued and outstanding as of October 29, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 2, 2012, Frontline obtained the receivable from Terra in the amount of $708,602. On November 1, 2012, $493,920 was converted into Common Shares, leaving a balance due to Frontline of $214,682. At July 31, 2015 and July 31, 2014, the Company owed Frontline $87,879 and $326,852, respectively.

As were the terms with Terra, the assigned debt to Frontline continues to be, as does any subsequent debt we incur, interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture. During the year ended July 31, 2015, the Company had convertible debt of $29,767 and notes payable totaling $68,112 with Frontline.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Sadler Gibb & Associates for professional services rendered for the audit of our financial statement filed as part of our 2015 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended July 31, 2015 and the quarterly 10-Q filings for the fiscal year ended July 31, 2015, are $17,000.

(2) Audit-Related Fees.

There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

Table of Contents	28

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

(6) Not applicable.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)

3.1a	Articles of Merger, effective May 12, 2008, providing for the merger of Superlattice Power, Inc., a wholly-owned subsidiary of the Company into the Company. (Incorporated herein by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K, filed October 29, 2008.)

3.1b	Certificate of Change, effective October 19, 2009, providing for a 3-for-1 stock split and increase in authorized common stock. (Incorporated herein by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009).

3.1c	Articles of Merger, filed April 7, 2011, between Sky Power Solutions Corp. and Superlattice Power, Inc. (Incorporated by reference to Exhibit 3.1c to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1d	Certificate of Change, effective April 26, 2011, providing for a 300-for-1 reverse stock split and decrease in authorized common stock. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1e	Certificate of Amendment to Articles of Incorporation, filed June 6, 2011. (Incorporated by reference to Exhibit 3.1e to the Company’s Current Report on Form 8-K, filed with the Commission on June 8, 2011.)

3.1f	Certificate of Amendment to Articles of Incorporation, filed September 12, 2012. (Incorporated by reference to Exhibit 3.1f to the Company’s Current Report on Form 8-K, filed with the Commission on September 17, 2012.)

3.lg	Certificate of Change, filed December 24, 2012. (Incorporated by reference to Exhibit 3.1g to the Company’s Annual Report on Form 10-K, filed with the Commission on November 12, 2013.)

3.1h	Certificate of Merger with subsidiary, filed December 24, 2012, amending Articles of Incorporation of Company to change the name of the Company to Clean Enviro Tech Corp. (Incorporated by reference to Exhibit 3.1h to the Company’s Annual Report on Form 10-K, filed with the Commission on November 12, 2013.)

3.1i	Certificate of Amendment to Articles of Incorporation, filed effective January 20, 2015. (Incorporated by reference to Exhibit 3.1i to the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2015.)

Table of Contents	29

3.1j	Articles of Merger with Subsidiary Amending Articles of Incorporation to change name of Company to Cyber Apps World Inc., filed April 9, 2015. (Incorporated by reference to Exhibit 3.1c to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2015.)

3.1k	Certificate of Change corrected, filed April 8, 2015. . (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on May 5, 2015.)

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)

10.4	Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

10.5	License Agreement, dated April 14, 2008, between the Company and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.6	Stock Purchase Agreement, dated May 15, 2008, between the Company and Heritage Asset Management Inc.(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2008.)
10.7	EV Innovations, Inc. letter to the Company, dated October 1, 2009, waiving default under April 14, 2008 License Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009.)

10.8	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Li-ion Motors Corp. (formerly Hybrid Technologies, Inc.). (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 15, 2011.)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.		Title of Document
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Label Linkbase Document
101.	PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

Table of Contents	30

SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Apps World Inc.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: November 13, 2015

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: November 13, 2015

Table of Contents	31

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	32