Form 10-Q
period 2015-10-31
CLEAN ENVIRO TECH CORP
filed 2015-12-15
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2015

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
[ ] Yes[X]No

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
[ ] Yes [X] No

On December 15, 2015, there were 19,519,935 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Balance Sheets
	October 31,	July 31,
	2015	2015
	(unaudited)
Assets
Current assets:
Deposits	$10,000	$10,000
Total current assets	10,000	10,000

Website development costs, net	3,000	—
Total assets	$13,000	$10,000

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued expenses	$115,825	$112,637
Convertible notes payable - related party	29,767	29,767
Notes payable - related party	83,608	68,112
Total current liabilities	229,200	210,516

Commitments and contingencies	—	—

Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of October 31, 2015;19,519,935 and 19,519,935 issued and outstanding at October 31, 2015 and July 31, 2015, respectively.	19,520	19,520
Additional paid-in capital	8,256,341	8,256,341
Retained deficit	(8,492,061)	(8,476,377)
Stockholders' deficiency	(216,200)	(200,516)

Total liabilities and stockholders' deficiency	$13,000	$10,000

See accompanying notes to unaudited financial statements

Table of Contents	1

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Statements of Operations
(unaudited)
	For the Three Months Ended
	October 31,
	2015	2014
Net sales	$—	$—
Operating expenses:
General and administrative
Loss from operations	(15,684)	(9,153)

Net loss before provision for (benefit from) income taxes	(15,684)	(9,153)
Provision for (benefit from) income taxes	—	—
Net loss	$(15,684)	$(9,153)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	19,519,935	1,969,935

See accompanying notes to unaudited financial statements

Table of Contents	2

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,684)	$(9,153)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	—	323
Expenses paid on the Company's behalf by a third party Increase (decrease) in cash flows from changes in operating assets and liabilities	15,496	8,975
Accounts payable and accrued expenses	3,188	(145)
Net cash used in operating activities	3,000	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of website development costs	(3,000)	—
Net cash used in investing activities	(3,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to unaudited financial statements

Table of Contents	3

Cyber Apps World Inc.

(formerly Clean Enviro Tech Corp.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three Months Ended October 31, 2015

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. formerly known as Clean Enviro Tech Corp. (the “Company” or “CYAP”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of CYAP for the year ended July 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2016.

Going Concern - The Company’s financial statements for the period ended October 31, 2015, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of October 31, 2015, there was a working capital deficit of $219,200. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. There were no significant changes to these accounting policies during the three months ended October 31, 2015 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Website Development Costs - The Company capitalizes its costs to develop its website and when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the website will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated useful life of the upgrades. The Company is still developing its website and plans to launch the website in February 2016 and will commence amortization once the website is placed in service.

Table of Contents	4

The Company capitalized website costs of $3,000 and $-0- during the three months ended October 31, 2015 and 2014, respectively. Amortization expenses of $-0- and $-0- during the three months ended October 31, 2015 and 2014, respectively.

Note 2. Deposit

On May 28, 2015, the Company entered into a license agreement (the “Agreement”) with eCommerce Technologies Inc. (“Licensor”), providing for the license by the Company of certain patented ecommerce technology (the “Licensed Technology”), under a non-exclusive right and license to market, use or sell the Licensed Technology and improvements thereto worldwide for a period of five years, subject to the patent coverage of the Licensed Technology. On November 15, 2015, the parties agreed to extend the due date from November 15, 2015 to February 15, 2016.

As of July 31, 2015, the Company has made a deposit of $10,000 with a remaining balance due on February 15, 2016, totaling $490,000. Through the date of this filing, the balance remains outstanding.

Note 3. Website

During the three months ended October 31, 2015, the Company had $3,000 in website development costs related to the licensed technology. The Company is still developing the website and has not placed in service. Amortization will commence once the website is placed in service over a three year useful life.

Note 4. Net Loss Per Common Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares, except for $29,767 of debt that is convertible into common stock at approx. $0.02 per share (post split). If all of the debt is converted with common share equivalents would be 1,488,350 (post split).

Note 5. Convertible Notes Payable and Notes Payable

As of October 31, 2015, the Company has a balance of convertible notes is $29,767 which is convertible into common stock at approx. $0.02 per share (post split). The debt is due upon demand and bears 0% interest.

As of October 31, 2015, the Company has several notes payable totaling $83,608 which is due upon demand and bears 0% interest.

Note 6. Subsequent Events

On November 15, 2015, the Company and eCommerce Technologies Inc. agreed to extend the due date from November 15, 2015 to February 15, 2016 for the payment of $490,000.

Table of Contents	5

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

On May 28, 2015, the Company entered into a license agreement (the “Agreement”) with eCommerce Technologies Inc. (“Licensor”), providing for the license by the Company of certain patented ecommerce technology (the “Licensed Technology”), under a nonexclusive right and license to market, use or sell the Licensed Technology and improvements thereto worldwide for a period of five years, subject to the patent coverage of the Licensed Technology. As of July 31, 2015, the Company has made a deposit of $10,000 with a remaining balance due on February 15, 2016, totaling $490,000.

 Results of Operations for the Three months Ended October 31, 2015

We incurred a net loss of $15,684 during the three months ended October 31, 2015, which included: general and administrative (G&A) costs of $15,684.

Table of Contents	6

2015 Compared to 2014

Our net loss for the three months ended October 31, 2015 increased to $15,684 from $9,135 for the same period ending October 31, 2014. The increase was primarily due to an increase in professional fees.

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

Liquidity and Capital Resources

As of October 31, 2015, we had cash on hand of $0 and liabilities of $229,200 as compared with $210,516 at July 31, 2015. Accounts payable and accrued expenses increased at October 31, 2015, to $115,825 as compared with $112,637 at July 31, 2015 and notes payable were $83,608 at October 31, 2015, as compared to $68,112 at July 31, 2015.

At October 31, 2015, we had a working capital deficiency of $219,200 and a stockholders' deficit of $216,200.

We used net cash in operating activities of $3,000 in the three months ended October 31, 2015, as compared with $0 in the comparable period in 2014, and cash flows used in investing activities for the capitalization of website development costs was $3,000 during 2015 and $0 in 2014.

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

Table of Contents	7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Cyber Apps World Inc.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: December 15, 2015

Table of Contents	10