Form 10-Q
period 2016-01-31
Cyber Apps World
filed 2016-03-29
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2016

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

On March 21, 2016, there were 19,519,935 shares of common stock outstanding.

 Table of Contents

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Financial Statements	1
Balance Sheets as of January 31, 2016 and July 31, 2015 (Unaudited)	1
Statements of Operations for the Three and Six Months Ended January 31, 2016 and 2015 (Unaudited)	2
Statements of Cash Flows for the Six Months Ended January 31, 2016 and 2015 (Unaudited)	3
Notes to Unaudited Financial Statements	4-5
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	6-8
ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	8
ITEM 4 - Controls and Procedures	8
PART II. OTHER INFORMATION	9
ITEM 6 – Exhibits	9

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

The results of operations for the six months ended January 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

(formerly Clean Enviro Tech Corp.)

Balance Sheets

(unaudited)

	Jaunary 31,	July 31,
	2016	2015
Assets
Current assets:
Deposits	$10,000	$10,000
Total current assets	10,000	10,000
Web development costs, net	3,000	—
Total assets	$13,000	$10,000
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued expenses	$117,472	$112,637
Convertible notes payable	29,767	29,767
Notes payable	100,563	68,112
Total current liabilities	247,802	210,516
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized;
19,519,935 and 19,519,935 issued and outstanding at January 31, 2016 and July 31, 2015
respectively.	19,520	19,520
Additional paid-in capital	8,256,341	8,256,341
Retained deficit	(8,510,663)	(8,476,377)
Stockholders' deficiency	(234,802)	(200,516)
Total liabilities and stockholders' deficiency	$13,000	$10,000

See accompanying notes to unaudited financial statement

Table of Contents	1

Cyber Apps World, Inc.

(formerly Clean Enviro Tech Corp.)

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31		January 31
	2016	2015	2016	2015
Net sales	$—	$—	$—	$—
Operating expenses:
General and administrative	18,602	23,990	34,286	33,142
Loss from operations	(18,602)	(23,990)	(34,286)	(33,142)
Other (expenses)/income
Amortization of beneficial conversion feature	—	(370,845)	—	(370,845)
Net loss before provision for (benefit from) income taxes	(18,602)	(394,835)	(34,286)	(403,987)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	$(18,602)	$(394,835)	$(34,286)	$(403,987)
Net loss per common share - basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	19,519,935	19,376,764	19,519,935	14,607,743

See accompanying notes to unaudited financial statement.

Table of Contents	2

Cyber Apps World, Inc.

(formerly Clean Enviro Tech Corp.)

Statements of Cash Flows

(unaudited)

For the Six Months Ended

	January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,286)	$(403,987)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	—	645
Amortization of beneficial conversion feature	—	370,845
Expenses paid on the Company's behalf by a third party	32,451	32,550
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	—
Accounts payable and accrued expenses	4,835	(53)
Net cash used in operating activities	3,000	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to deposit	(3,000)	—
Net cash used in investing activities	(3,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Convertible notes issued for debt and liabilities	$—	$556,267
Common shares issued for convertible debt	$—	$526,500
Beneficial conversion feature discount	$—	$370,845

See accompanying notes to unaudited financial statement.

Table of Contents	3

Cyber Apps World Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three and Six Months Ended January 31, 2016

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World for the year ended July 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2016.

Going Concern - The Company’s financial statements for the period ended January 31, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of January 31, 2016, there was a working capital deficit of $237,802. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. There were no significant changes to these accounting policies during the six months ended January 31, 2016 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Website Development Costs - The Company capitalizes its costs to develop its website and when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the website will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated useful life of the upgrades. The Company is still developing its website and plans to launch the website in April 2016 and will commence amortization once the website is placed in service.

The Company capitalized website costs of $3,000 and $-0- during the six months ended January 31, 2016 and 2015, respectively. Amortization expenses of $-0- and $-0- during the six months ended January 31, 2016 and 2015, respectively.

Table of Contents	4

Note 2. Deposit

On May 28, 2015, the Company entered into a license agreement (the “Agreement”) with eCommerce Technologies Inc. (“Licensor”), providing for the license by the Company of certain patented ecommerce technology (the “Licensed Technology”), under a non-exclusive right and license to market, use or sell the Licensed Technology and improvements thereto worldwide for a period of five years, subject to the patent coverage of the Licensed Technology. On November 15, 2015, the parties agreed to extend the due date from November 15, 2015 to February 15, 2016. On February 15, 2016, the parties agreed to extend the due date to June 30, 2016.

As of July 31, 2015, the Company has made a deposit of $10,000 with a remaining balance due on June 30, 2016, totaling $490,000. Through the date of this filing, the balance remains outstanding.

Note 3. Website

During the six months ended January 31, 2016, the Company had $3,000 in website development costs related to the licensed technology. The Company is still developing the website and has not placed in service. Amortization will commence once the website is placed in service over a three year useful life.

Note 4. Common Stock

Effective March 1, 2016, the Company stock has been moved from being listed on OTCQB to the Pink Sheets.

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

Note 6. Convertible Notes Payable and Notes Payable

As of January 31, 2016, the Company has a balance of convertible notes is $29,767 which is convertible into common stock at approx. $0.02 per share (post split). If all of the debt is converted it would be 1,488,350 (post split). The debt is due upon demand and bears 0% interest.

As of January 31, 2016, the Company has several notes payable totaling $100,563 of which $92,088 is due upon demand and bears 0% interest and $8,475 is due on March 1, 2016 and bears 0% interest.

Note 7. Subsequent Events

On February 15, 2016, the Company and eCommerce Technologies Inc. agreed to extend the due date from February 15, 2016 to June 30, 2016 for the balance due of $490,000.

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

On May 28, 2015, the Company entered into a license agreement (the “Agreement”) with eCommerce Technologies Inc. (“Licensor”), providing for the license by the Company of certain patented ecommerce technology (the “Licensed Technology”), under a non-exclusive right and license to market, use or sell the Licensed Technology and improvements thereto worldwide for a period of five years, subject to the patent coverage of the Licensed Technology. As of July 31, 2015, the Company has made a deposit of $10,000 with a remaining balance due on February 15, 2016, totaling $490,000. On February 15, 2016, the Company and eCommerce Technologies Inc. agreed to extend the due date from February 15, 2016 to June 30, 2016 for the balance due of $490,000.

Table of Contents	6

 Results of Operations for the Three and Six months Ended January 31, 2016 and 2015

We incurred a net loss of $18,602 during the three months ended January 31, 2016, which included: general and administrative (G&A) costs of $18,602 compared to the three months ended January 31, 2015, which included: general and administrative (G&A) costs of $23,990 and interest expense related to beneficial conversion feature of $370,845.

We incurred a net loss of $34,286 during the six months ended January 31, 2016, which included: general and administrative (G&A) costs of $34,286 compared to the six months ended January 31, 2015, which included: general and administrative (G&A) costs of $33,142 and interest expense related to beneficial conversion feature of $370,845.

2016 Compared to 2015

Our net loss for the six months ended January 31, 2016 decreased to $34,286 from $403,987 for the same period ending January 31, 2015. The decrease was primarily due to a decrease in interest expense related to beneficial conversion feature of $370,845. The general and administrative expenses increased to $34,286 from $33,142 due to normal fluctuations in business operations.

Plan of Operations

We are developing mobile applications (“Apps”) to make available to subscribers for several programs. The first beta app to be released will be the “INSTANT COUPONS” platform.

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

Liquidity and Capital Resources

As of January 31, 2016, we had cash on hand of $0 and liabilities of $247,802 as compared with liabilities of $210,516 at July 31, 2015. Accounts payable and accrued expenses increased at January 31, 2016, to $117,472 as compared with $112,637 at July 31, 2015 and notes payable were $100,563 at January 31, 2016, as compared to $68,112 at July 31, 2015.

At January 31, 2016, we had a working capital deficiency of $237,802 and a stockholders' deficit of $234,802.

We net cash provided by operating activities of $3,000 in the six months ended January 31, 2016, as compared with $0 in the comparable period in 2015, and cash flows used in investing activities for the purchase of website was $3,000 during 2016 and $0 in 2015.

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

Table of Contents	7

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

CLEAN ENVIRE SOLUTIONS CORP.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: March 29, 2016

Table of Contents	10