Form 10-Q
period 2016-04-30
Cyber Apps World
filed 2016-06-15
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2016

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

[ ] Yes [ X ] No

On June 14, 2016, there were 24,319,935 shares of common stock outstanding.

Table of Contents

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Financial Statements	1
Balance Sheets as of April 30, 2016 (unaudited) and July 31, 2015	1
Statements of Operations for the Three and Nine Months Ended April 30, 2016 and 2015 (Unaudited)	2
Statements of Cash Flows for the Nine Months Ended April 30, 2016 and 2015 (Unaudited)	3

Notes to Unaudited Financial Statements	4-5
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	6
ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	8
ITEM 4 - Controls and Procedures	8
PART II. OTHER INFORMATION	9
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

The results of operations for the three and nine months ended April 30, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Balance Sheets

	April 30,	July 31,
	2016	2015
	(unaudited)
Assets

Current assets:
Deposits	$10,000	$10,000

Total current assets	10,000	10,000

Web development costs, net	3,000	—

Total assets	$13,000	$10,000

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$121,163	$112,637
Convertible notes payable	29,767	29,767
Notes payable	41,278	68,112

Total current liabilities	192,208	210,516

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2015;
24,319,935 and 19,519,935 issued and outstanding at April 30, 2016 and July 31, 2015
respectively.	24,320	19,520

Additional paid-in capital	8,347,541	8,256,341
Retained deficit	(8,551,069)	(8,476,377)

Stockholders' deficiency	(179,208)	(200,516)

Total liabilities and stockholders' deficiency	$13,000	$10,000

See accompanying notes to unaudited financial statements

Table of Contents	1

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net sales	$—	$—	$—	$—

Operating expenses:
General and administrative	6,806	19,389	41,092	52,531

Loss from operations	(6,806)	(19,389)	(41,092)	(52,531)

Other (expenses)/income
Loss on settlement of debt	(33,600)	—	(33,600)	—
Amortization of beneficial conversion feature	—	—	—	(370,845)

Net loss before provision for (benefit from) income taxes	(40,406)	(19,389)	(74,692)	(423,376)

	—	—	—	—
Provision for (benefit from) income taxes
Net loss	$(40,406)	$(19,389)	$(74,692)	$(423,376)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	20,416,638	19,517,764	19,816,662	8,332,050

See accompanying notes to unaudited financial statements
Table of Contents	2

Cyber Apps World, Inc.
(formerly Clean Enviro Tech Corp.)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (74,692)	$ (423,376)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	-	967
Amortization of beneficial conversion feature	-	370,845
Expenses paid on the Company's behalf by a third party	35,566	49,513
Loss on settlement of debt	33,600	-
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	-	(750)
Accounts payable and accrued expenses	8,526	2,801
Net cash provided by (used in) operating activities	3,000	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Web development costs	(3,000)	-
Net cash used in investing activities	(3,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	$ -	$ -

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Convertible notes issued for debt and liabilities	$ -	$ 556,267
Common shares issued for convertible debt	$ -	$ 468,000
Common shares issued for convertible debt – related party	$ -	$ 58,500
Beneficial conversion feature discount	$ -	$ 370,845
Common shares issued for settlement of debt	$ 62,400	$ -

See accompanying notes to unaudited financial statements
Table of Contents	3

Cyber Apps World Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three and Nine Months Ended April 30, 2016

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

Going Concern - The Company’s financial statements for the period ended April 30, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of April 30, 2016, there was a working capital deficit of $182,208. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. There were no significant changes to these accounting policies during the nine months ended April 30, 2016 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Website Development Costs - The Company capitalizes its costs to develop its website and when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the website will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated useful life of the upgrades. The Company is still developing its website and plans to launch the website in late June 2016 and will commence amortization once the website is placed in service.

Table of Contents	4

The Company capitalized website costs of $3,000 and $-0- during the nine months ended April 30, 2016 and 2015, respectively. Amortization expenses of $-0- and $-0- during the nine months ended April 30, 2016 and 2015, respectively.

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

Note 3. Website

During the nine months ended April 30, 2016, the Company had $3,000 in website development costs related to the licensed technology. The Company is still developing the website and has not placed it in service. Amortization will commence once the website is placed in service over a three year useful life.

Note 4. Common Stock

On April 18, 2016, the Company agreed to issue 4,800,000 shares of common stock for the settlement of debt of $62,400. The shares were issued on May 31, 2016.

Note 5. Net Loss Per Common Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares, except for $29,767 of debt that is convertible into common stock at approx. $0.02 per share. If all of the debt is converted with common share equivalents would be 1,488,350.

Note 6. Convertible Notes Payable and Notes Payable

As of April 30, 2016, the Company has a balance of convertible notes is $29,767 which is convertible into common stock at approx. $0.02 per share. If all of the debt is converted it would be 1,488,350. The debt is due upon demand and bears 0% interest.

As of April 30, 2016, the Company has several notes payable totaling $41,278 which is due upon demand and bears 0% interest.

On April 18, 2016, the Company agreed to convert $62,400 of debt into 4,800,000 shares of common stock, which will reduce the debt and notes owed. The Company recorded a loss on settlement of debt of $33,600. The shares were issued on May 31, 2016.

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

 Results of Operations for the Three and Nine months Ended April 30, 2016 and 2015

We incurred a net loss of $40,406 during the three months ended April 30, 2016, which included: general and administrative (G&A) costs of $6,806 and loss on settlement of debt of $33,600 compared to a net loss of $19,368 for the three months ended April 30, 2015, which included: general and administrative (G&A) costs of $19,389.

We incurred a net loss of $74,692 during the nine months ended April 30, 2016, which included: general and administrative (G&A) costs of $41,092 and loss on settlement of debt of $33,600 compared to a net loss of $423,376 for the nine months ended April 30, 2015, which included: general and administrative (G&A) costs of $52,531 and interest expense related to beneficial conversion feature of $370,845.

Our net loss for the nine months ended April 30, 2016 decreased to $74,692 from $423,376 for the same period ending April 30, 2015. The decrease was primarily due to a decrease in interest expense related to beneficial conversion feature of $370,845. The general and administrative expenses decreased to $41,092 from $52,531 due to normal fluctuations in business operations. There was a loss on settlement of debt during the nine months ended April 30, 2016 of $33,600.

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

Liquidity and Capital Resources

As of April 30, 2016, we had cash on hand of $0 and liabilities of $192,208 as compared with liabilities of $210,516 at July 31, 2015. Accounts payable and accrued expenses increased at April 30, 2016, to $121,163 as compared with $112,637 at July 31, 2015 and notes payable were $41,278 at April 30, 2016, as compared to $68,112 at July 31, 2015.

At April 30, 2016, we had a working capital deficiency of $182,208 and a stockholders' deficit of $179,208.

We had net cash provided by operating activities of $3,000 in the nine months ended April 30, 2016, as compared with $0 in the comparable period in 2015, and cash flows used in investing activities for the purchase of website was $3,000 during 2016 and $0 in 2015.

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

Table of Contents	7

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

PART II. OTHER INFORMATION

Table of Contents	8

ITEM 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

CYBER APPS WORLD, INC.

By:	/s/ Liudmilla Voinarovska
Chief Executive Officer and Principal Financial Officer

Date: June 14, 2016

Table of Contents	10