Form 10-K
period 2016-07-31
Cyber Apps World
filed 2017-11-30
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2016
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

Common Stock, Par value $0.001per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [x] No

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) Of the Act. [ ] Yes [x] No

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [ ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [ ] No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 31, 2016, was $219,200 based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 2, 2017, there were 24,319,935 shares of common stock outstanding.

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

Item 1. Business.

Background

We were incorporated on July 15, 2002 under the laws of the State of Nevada. On April 5, 2011, we merged with our wholly owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.  December 24, 2012 Sky Power Solutions merged with our wholly owned subsidiary, Clean Enviro Tech Corp., and in the merger changed the name of the Company to Clean Enviro Tech Corp. On April 9, 2015 the Company merged with our wholly owned subsidiary Cyber Apps World Inc. and in the merger changed the name of the Company to Cyber Apps World Inc. (CYAP)

         On August 17, 2007, our Board of Directors approved the change in our fiscal year from the calendar year to a fiscal year ending on July 31.

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

On April 9, 2016, our Board of Directors authorized the merger with our wholly owned subsidiary Cyber Apps World. In the merger the name of the Company was changed to Cyber Apps World Inc.

Cyber Apps World redirected the Company focus and intended to develop and acquire a worldwide e-commerce internet platform in which revenues would be based on the purchase and sale of products and services by way of mobile/computer applications online (24/7).

Cyber Apps World anticipated making available to subscribers, a growing list of applications and programs, the first App to be released is “INSTANT COUPONS APP”.

INSTANT COUPONS APP would be a subscriber-based application allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones. No coupon printing is required from mobile devices.

Cyber Apps would generate revenues using technology to process and complete transactions around the world with reduced overhead and a minimal cost for handling. Products would be shipped directly from the Merchant Partner to the customer further reducing the transaction cost for Cyber Apps World.

The mailing address for our executive office is 420 North Nellis Blvd., Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (702) 425-4289.

Liquidity and Capital Resources

As of July 31, 2016, we had cash on hand of $0. During the year ended July 31, 2016, we incurred a net loss of $95,008. On July 31, 2016, we had a working capital deficiency of $199,524 and a stockholders' deficit of $8,571,385.

We had 24,319,935 shares of common stock issued and outstanding as of October 2, 2017.  Our common stock is quoted on the OTCQB of the OTC Markets Group.

General

The Company had been focused on and trying to develop a worldwide e-commerce internet platform in which revenues would be based on the purchase and sale of products and services by way of mobile/computer applications online (24/7).

Cyber Apps World had entered (May 28, 2015) into a Worldwide Marketing License Agreement to market products and services using the INSTANT COUPONS APP platform. The Company was unable to make a payment for the License Agreement and it has been terminated.

Competition

Many companies offer apps with savings similar to what Cyber Apps offers:

Ibotta offers rebates on popular items. Using the app you submit a claim with a photo of your receipt, they verify the purchase and credits are posted to your Ibotta account, when you accumulate $10 a deposit can be made to you by PayPal.

Checkout 51 has offers listed on their app, you select the offer, make a purchase at any store, upload a photo of the receipt through the mobile app or website. When your account has $20 they will send you a check.

Groupon has the app Snap that offers specific weekly cash back deals, purchase the item and send a photo of the receipt. The app will confirm your purchase and credit your Snap account. When you have a balance of $20 you can request a check be mailed to you.

Government Regulation

The Cellular Telephone and Internet Association, a carrier lobbying group, believes that carriers and handset manufacturers should set and enforce app standards. This would put a small set of carriers and handset makers in the role of regulator for the app industry. These companies have helped created an ecosystem where apps can flourish.

Many regulations are under proposal for medical and health apps nationally, some states are looking into regulations that will govern apps within their state.

Employees

As of the date of this report, the Company has no employees and paid consultants had been completing all work.

Research and Development Expenditures

We incurred research and development expenditures of $0 during the year ended July 31, 2016, and of $0 in the year ended July 31, 2015.

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

The current worldwide economic situation could have a material adverse impact and proposed government regulations may effect the use of apps.

We do not have sufficient revenues to sustain our operations.

We have no revenues from operations. All funding is from a third party. As of July 31, 2016, we had cash on hand of $0. For our fiscal year ended July 31, 2016, we have reported a net loss of $95,008; a working capital deficiency of $199,524; and a stockholders' deficit of $199,524.

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

The Company currently has no operating funds, all funding is from a third party. If funding from shareholders, third parties or financing is not obtained we will not be able to launch the apps, and nor will we be able to complete our business plan.  We do not currently have any arrangements for financing and we may not be able to find such financing if required. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our management has limited experience in development and negotiating commercial arrangements.

Our Board has limited experience in the development of apps, commercialization and negotiating licenses or arrangements. As a result of this inexperience, there is a risk we may be unable to complete our business plan and successfully commercialize our apps.

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

None

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of October 2, 2017, there were approximately 30 recorded owners of the Company's Common Stock. The Company's Common Stock is quoted on the OTC Markets Group OTCQB market.

Period	High*	Low*
February 1, 2014 to April 30, 2014	$0.17	$0.06

May 1, 2014 to July 31, 2014	$0.22	$0.06

August 1, 2014 to October 31, 2014	$0.09	$0.02
November 1, 2014 to January 31, 2015	$0.09	$0.01
February 1, 2015 to April 30, 2015	$0.04	$0.02
May 1, 2015 to July 31, 2015	$0.55	$.03
August 1, 2015 to October 31, 2015	$0.21	$0.06
November 1, 2015 to January 31, 2016	$0.27	$0.04
February 1, 2016 to April 30, 2016	$0.41	$0.02
May 1, 2016 to July 31, 2016	$0.21	$0.02
August 1, 2016 to October 31, 2016	$0.25	$0.06
November 1, 2016 to January 31, 2017	$0.15	$0.04
February 1, 2017 to April 30, 2017	$0.05	$0.04
May 1, 2017 to July 31, 2017	$0.04	$0.03
August 1, 2017 to October 31, 2017	$0.04	$0.01

* Prices have been adjusted to reflect the 3-for-1 forward split effective October 19, 2009, the 1-for-300 reverse split effective April 26, 2011, the 1-for-50 reverse split effective January 19, 2013 and the 1:4 split effective April 30, 2015.

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

Results of Operations for the Year Ended July 31, 2016

We incurred a net loss of $95,008 during the year ended July 31, 2016, which included: general and administrative (G&A) costs of $48,408; research and development (R&D) expenses of $0; and loss on settlement of debt of $33,600 and loss on disposal of assets of $13,000.

2016 Compared to 2015

For the year ended July 31, 2016, our net loss decreased to $95,008 from $436,128 for the same period ending July 31, 2015. Losses decreased mainly due to the amortization of the beneficial conversion feature.

Plan of Operations

Commercial Initiatives

With the termination of the License Agreement the Company has stopped working on the app.

After termination of the license agreement with eCommerce Technologies Inc. in July of 2016 management decided to work independently on creating a restaurant order and tracking tablet system. The system the company has created is different than the previously licensed technology

Liquidity and Capital Resources

As of July 31, 2016, we had cash on hand of $0 and liabilities of $199,524, as compared with $210,516 at July 31, 2015; and our property plant and equipment remained at $0 at July 31, 2016, as compared with $0 for 2015. Accounts payable and accrued expenses decreased at July 31, 2016 to $119,554 as compared with $112,637 at July 31, 2015.. Company expenses are currently paid for by a related party as the company has no bank account.

At July 31, 2016, we had a working capital deficiency of $199,524 and a stockholders' deficit of $199,524.

We used net cash in operating activities of $0 in the year ended July 31, 2016, as compared with $0 in the comparable period in 2015, and cash flows used in investing activities was $0 in 2016 and $0 in 2015.

Since our incorporation, we have financed our operations through advances from our shareholders, and by payments made by a third party. We expect to finance operations through the sale of equity or other investments for the foreseeable future, as we do not receive significant revenue from our business operations.  There is no guarantee that we will be successful in arranging financing on acceptable terms.

For the years ended July 31, 2016 and 2015, expenses paid others on our behalf amounted to $44,491 and $58,112, respectively.

Non-cash investing activities consisted of deposits acquired through issuance of notes payable in the amounts of $0 and $10,000 for the years ended July 31, 2016 and 2015, respectively.

Non-cash financing activities consisted of convertible notes issued for liquidation of debt and other liabilities in the amounts of $0 and $29,767 for the years ended July 31, 2016 and 2015, respectively.

Non-cash financing activities consisted of common shares issued in conversion of debt in the amounts of $62,400 and $897,345 for the years ended July 31, 2016 and 2015, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Classification	Estimated Useful Lives
Furniture and Fixtures	10 years
Software	3-5 years
Computers	5 years

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

CYBER APPS WORLD INC.

FINANCIAL STATEMENTS

July 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cyber Apps World, Inc.

We have audited the accompanying balance sheet of Cyber Apps World, Inc. as of July 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Apps World, Inc. as of July 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Cyber Apps World, Inc will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since inception, has negative working capital, and is in need of additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer ONeal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

November 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Cyber Apps World, Inc. as of July 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Cyber Apps World, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Apps World, Inc. as of July 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 13, 2015

Cyber Apps World, Inc.

Balance Sheets

	July 31,	July 31,
	2016	2015
Assets

Current assets:
Deposits	$—	$10,000

Total current assets	—	10,000

Property and equipment, net	—	—

Total assets	$—	$10,000

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$119,554	$112,637
Convertible notes payable	29,767	29,767
Notes payable	50,203	68,112
Due to related parties	—	—

Total current liabilities	199,524	210,516

Commitments and contingencies

Stockholders' deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2016;
24,319,935 and 19,519,949 issued and outstanding at July 31, 2016 and 2015,
respectively.	24,320	19,520

Additional paid-in capital	8,347,541	8,256,341
Accumulated deficit	(8,571,385)	(8,476,377)

Stockholders' deficiency	(199,524)	(200,516)

Total liabilities and stockholders' deficiency	$—	$10,000

See accompanying notes to audited financial statements
F-3

Cyber Apps World, Inc.

Statements of Operations

	For the Years Ended	For the Years Ended
	July 31,	July 31,
	2016	2015
Net Sales	$—	$—
Operating expenses:
General and administrative	48,408	65,283

Loss from operations	(48,408)	(65,283)

Other (expenses)/income
Loss on settlement of debt	(33,600)	—
Loss on disposal of assets	(13,000)	—
Amortization of beneficial conversion feature	—	(370,845)

Net loss before provision for (benefit from) income taxes	(95,008)	(436,128)

Provision for (benefit from) income taxes	—	—

Net loss	$(95,008)	$(436,128)

Net loss per common share - basic and diluted	$(0.00)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	20,896,984	11,153,634

See accompanying notes to financial statements

Cyber Apps World, Inc.

Statement of Changes in Stockholders' Deficiency

For the Years Ended July 31, 2016 and 2015

			Additional
	Number of	Common	Paid		Total
	Common	Shares	in	Accumulated	Stockholders'
	Shares	$0.001 Par Value	Capital	Deficit	(Deficit)
Balance, July 31, 2014	1,969,949	$1,970	$7,376,546	$(8,040,249)	$(661,733)

Common stock issued for debt conversion	17,550,000	17,550	879,795	—	897,345

Net loss	—	—	—	(436,128)	(436,128)

Balance, July 31, 2015	19,519,949	$19,520	$8,256,341	$(8,476,377)	$(200,516)

Common stock issued for debt conversion	4,800,000	4,800	91,200	—	96,000

Net loss	—	—	—	(95,008)	(95,008)

Balance, July 31, 2016	24,319,949	$24,320	$8,347,541	$(8,571,385)	$(199,524)

See accompanying notes to financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

	For the Years Ended
	July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,008)	$(436,128)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	—	3,225
Loss on disposal of property and equipment	13,000	—
Loss on settlement of debt	33,600	—
Amortization of beneficial conversion feature	—	370,845
Expenses paid on the company's behalf by a third party	44,491	58,112
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	—	—
Accounts payable and accrued expenses	6,917	3,946
Net cash used in operating activities	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Web development costs	—	—
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deposit acquired through issuance of note payable	$—	$10,000
Convertible notes issued for debt and liabilities	$—	$29,767
Common shares issued for convertible debt	$62,400	$897,345

See accompanying notes to audited financial statements

CYBER APPS WORLD INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2016 and 2015

Note 1. Financial Statement Presentation

Cyber Apps World Inc. (the “Company” or “CYAP”) following the merger with the Company’s wholly-owned subsidiary on December 24, 2012 (formed for the sole purpose of merging with its parent), continued working on the further development of the lithium batteries technology licensed from Terra Inventions Corp. (formerly Li-ion Motors Corp.) (“Terra”), the Company’s former parent. Consultants for the Company were also working on the solar concentrating electric power generating system working independently.

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

Basis of Presentation

Going Concern

The Company’s financial statements for the year ended July 31, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in 2016 and as of July 31, 2016, there was a working capital deficit of $x. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Classification	Estimated Useful Lives
Furniture and Fixtures	10 years
Software	3-5 years
Computers	5 years

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

Note 3. Property and Equipment

Property and equipment at consists of:

	July 31,
	2016	2015

Equipment	$-	$131,455

Less: Accumulated depreciation	(-)	(131,455)

Property and equipment, net	$-	$0

Depreciation expense for the years ended July 31, 2016 and 2015, was $0 and $3,225, respectively.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2016 and 2015 consisted of:

	July 31,
	2016	2015

Accounts payable	$72,359	$67,494
Wages, paid leave and payroll related taxes	47,195	45,143

Total	$119,554	$112,637

Note 5. Convertible Notes Payable and Notes Payable

As of July 31, 2016 and 2015, the Company has a balance of convertible notes is $29,767 which is convertible into common stock at approx. $0.02 per share. If all of the debt is converted it would result in the issuance of 1,488,350 common shares. The debt is due upon demand and bears 0% interest.

As of July 31, 2016 and 2015, the Company has several notes payable totaling $50,203 and $68,112, respectively, which are due upon demand and bear 0% interest.

On April 18, 2016, the Company agreed to convert $62,400 of debt into 4,800,000 shares of common stock,. The Company recorded a loss on settlement of debt of $33,600. The shares were issued on May 31, 2016.

Note 6. Common Stock

Effective January 18, 2013, the Company filed with Secretary of State of Nevada a Certificate of Change that affected a 1:50 reverse split in the Company’s outstanding common stock and a reduction of our authorized common stock in the same 1:50 ratio, from 500,000,000 shares to 10,000,000 shares. We have retroactively restated all share amounts to show effects of the Common Stock split.

On January 22, 2015, the Company converted $556,267 of its debt to various lenders into convertible debt and 17,550,000 shares of Common Stock were issued as a result of the debt conversion, causing a beneficial conversion in the amount of $370,845.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2016 and 2015.

	Year Ended			Year Ended
	July 31, 2016			July 31, 2015
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(95,008)			$(436,128)

Basic EPS	(95,008)	20,896,984	(0.00)	(436,128)	11,153,648	(0.04)

Effect of dilutive securities	—			—

Diluted EPS	$(95,008)	20,896,984	(0.00)	$(436,128)	11,153,648	(0.04)

Note 8. Income Taxes

At July 31, 2016, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $3.0 million and $2.9 million at July 31, 2016 and July 31, 2015, respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $8.6 million and $8.5 million at July 31, 2016 and July 31, 2015 respectively, will begin to expire in 2024.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs. The Company meets the definition of an ownership change and some of the net operating loss carry-forwards will be limited.

Note 9. Commitments and Contingencies

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

Note 10. Related Party Transactions

All expense incurred by the Company have been paid by the 9.8% shareholder Frontline Asset Management. These expenses amounted to $44,491 and $58,112 for the years ended July 31, 2016 and 2013, respectively.

Notes payable to Frontline Asset Management as of July 31, 2016 and 2015 amounted to $79,970 and $97,879, respectively

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

 None

Item 9A. Controls and Procedures.

 As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and  procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2016, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of July 31, 2016, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2015 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 30, 2016 are as follows:

Name	Age	Office

Liudmilla Voinarovska	37	President, Chief Executive Officer, Treasurer, Secretary, and Director

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

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)	Total

Liudmilla Voinarovska, President and Chief Executive Officer	2016	$—	$—	$—	$—	$—	$—	$—	-0-
	2015	—	—	—	—	—	—	-	-0-

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended July 31, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 2, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Frontline Asset Managemrnt	2,400,000 Common Shares	9.8%
4933 W Craig Rd #126
Las Vegas, NV 89110

Platinum Capital Holdings Corp.	2,146,000 Common Shares	8.82%
2602 South Grand Canyon Dr.
Las Vegas, NV 89117

Transglobal	1,950,000 Common Shares	8.02%
2602 South Grand Canyon Dr.
Las Vegas, NV 89117

Datenet Holdings Inc.	1,950,000 Common Shares	8.02%
66 Ngara Flats
Nairobi, Kenya

Topline Holdings Inc.	2,150,000 Common Shares	8.84%
220 Uccello Dr.
Las Vegas, NV 89138

0975456 BC Ltd.	1,950,000 Common Shares	8.02%
252-2416 Main Street
Vancouver, BC V5T7H5

Stockbridge Inc.	1,950,000 Common Shares	8.02%
76 Marlyn Court NE
Calgary, AB T2A7H5

Artic Orchards Inc.	1,950,000 Common Shares	8.02%
5905 SW 117 St
Coral Gables, FL 33156

Rye Holdings Corp.	1,950,000 Common Shares	8.02%
2120 Cedar Ave.
Las Vegas, NV 89101

(1) Based on 24,319,935 shares of common stock issued and outstanding as of October 29, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 2, 2012, Frontline obtained the receivable from Terra in the amount of $708,602. On November 1, 2012, $493,920 was converted into Common Shares, leaving a balance due to Frontline of $214,682. At July 31, 2015 and July 31, 2014, the Company owed Frontline $87,909 and $326,852, respectively.

As were the terms with Terra, the assigned debt to Frontline continues to be, as does any subsequent debt we incur, interest free. No term has been set for repayment and no payment is expected until the Company has begun to become a profitable venture. During the year ended July 31, 2015, the Company had convertible debt of $29,767 and notes payable totaling $58,112 with Frontline.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Thayer O’Neal Company, LLC and Sadler Gibb & Associates for professional services rendered for the audit of our financial statement filed as part of our 2016 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended July 31, 2016 and 2015, were $0 and $4,500, respectively.

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

(6) Not applicable.

Subsequent Events

None

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

Date: November 30, 2017

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: November 30, 2017

