Form 10-Q
period 2016-10-31
Cyber Apps World
filed 2018-09-18
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2016

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
☐   Yes  ☒   No

On September 15, 2018, there were 24,319,935 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

Balance Sheets

(unaudited)

	October 31, 2016	July 31, 2016
Assets

Current assets:
Deposits	$—	$—

Total current assets	—	—

Property and equipment, net	—	—

Total assets	$—	$—

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	$120,956	$119,554
Advances	—	—
Convertible notes payable	29,767	29,767
Notes payable	51,203	50,203
Due to related parties	—	—

Total current liabilities	201,926	199,524

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2016; 24,319,935 and 19,519,949 issued and outstanding.	24,320	24,320

Additional paid-in capital	8,347,541	8,347,541
Retained deficit	(8,573,787)	(8,571,385)

Stockholders’ deficiency	(201,926)	(199,524)

Total liabilities and stockholders’ deficiency	$—	$—

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended October 31,
	2016	2015
Net sales	$—	$—

Operating expenses:
General and administrative	2,402	15,684
Research and development	—	—

Loss from operations	(2,402)	(15,684)

Other (expenses)/income	—	—

Net loss before provision for (benefit from) income taxes	(2,402)	(15,684)

Provision for (benefit from) income taxes	—	—

Net loss	$(2,402)	$(15,684)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	24,319,935	19,519,935

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,402)	$(15,684)
Adjustments to reconcile net loss to net cash utilized by operating activities
Expenses paid on the Company’s behalf by a third party	1,000	15,496
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	1,402	3,188
Net cash used in operating activities	—	3,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Web development costs	—	(3,000)
Net cash used in investing activities	—	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to audited financial statements

Cyber Apps World Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three Months Ended October 31, 2016

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company” or “CYAP”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of CYAP for the year ended July 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2017.

Going Concern - The Company’s financial statements for the period ended October 31, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of October 31, 2016, there was a working capital deficit of $xxx. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s ability to raise additional capital is affected by trends and uncertainties beyond its control. The Company does not currently have any arrangements for financing and it may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2016. There were no significant changes to these accounting policies during the three months ended October 31, 2016 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Website Development Costs - The Company capitalizes its costs to develop its website and when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the website will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated useful life of the upgrades. The Company is still developing its website and plans to launch the website in 2017 and will commence amortization once the website is placed in service.

The Company capitalized website costs of $0 and $3,000 during the three months ended October 31, 2016 and 2015, respectively. Amortization expenses of $-0- and $-0- during the three months ended October 31, 2016 and 2015, respectively.

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of October 31, 2016, the Company has a balance of convertible notes is $29,767 which is convertible into common stock at approx. $0.02 per share (post split). The debt is due upon demand and bears 0% interest.

As of October 31, 2016, the Company has several notes payable totaling $80,970 which is due upon demand and bears 0% interest.

Note 4. Subsequent Events

None

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

On May 28, 2015, the Company entered into a license agreement (the “Agreement”) with eCommerce Technologies Inc. (“Licensor”), providing for the license by the Company of certain patented ecommerce technology (the “Licensed Technology”), under a nonexclusive right and license to market, use or sell the Licensed Technology and improvements thereto worldwide for a period of five years, subject to the patent coverage of the Licensed Technology. As of July 31, 2015, the Company has made a deposit of $10,000 with a remaining balance due on February 15, 2016, totaling $490,000. The license was terminated on July 2016.

Results of Operations for the Three months Ended October 31, 2016

We incurred a net loss of $2,402 during the three months ended October 31, 2016, which included: general and administrative (G&A) costs of $2,402.

2016 Compared to 2015

Our net loss for the three months ended October 31, 2016 decreased to $2,402 from $15,684 for the same period ending October 31, 2015. The decrease was primarily due to a decrease in professional fees.

Plan of Operations

After termination of the Agreement, management is currently looking into other opportunities and directions for the Company.

Liquidity and Capital Resources

As of October 31, 2016, we had cash on hand of $0 and liabilities of $201,926 as compared with $199,524 at July 31, 2016. Accounts payable and accrued expenses decreased at October 31, 2016, to $120,956 as compared with $119,554 at July 31, 2016 and notes payable were $80,970 at October 31, 2016, as compared to $79,970 at July 31, 2016.

At October 31, 2016, we had a working capital deficiency of $201,926 and a stockholders’ deficit of $201,926.

We used net cash in operating activities of $0 in the three months ended October 31, 2016, as compared with $3,000 in the comparable period in 2015, and cash flows used in investing activities for the capitalization of website development costs was $0 during 2016 and $3,000 in 2015.

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

Critical Accounting Issues

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Date: September 18, 2018