Form 10-Q
period 2017-01-31
Cyber Apps World
filed 2018-09-18
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2017

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

The results of operations for the six months ended January 31, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

  Cyber Apps World, Inc.

  Balance Sheets

  (unaudited)

	January 31,	July 31,
	2017	2016
Assets

Current assets:
Deposits	$—	$—

Total current assets	—	—

Property and equipment, net	—	—

Total assets	$—	$—

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	$122,933	$119,554
Advances	—	—
Convertible notes payable	29,767	29,767
Notes payable	51,203	50,203
Due to related parties	—	—

Total current liabilities	203,903	199,524

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2016; 24,319,935 and 19,519,949 issued and outstanding.	24,320	24,320

Additional paid-in capital	8,347,541	8,347,541
Retained deficit	(8,575,764)	(8,571,385)

Stockholders’ deficiency	(203,903)	(199,524)

Total liabilities and stockholders’ deficiency	$—	$—

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2017	2016	2017	2016
Net sales	$—	$—	$—	$—

Operating expenses:
General and administrative	1,977	18,602	4,379	34,286
Research and development	—	—	—	—

Loss from operations	(1,977)	(18,602)	(4,379)	(34,286)

Other (expenses)/income	—	—	—	—

Net loss before provision for (benefit from) income taxes	(1,977)	(18,602)	(4,379)	(34,286)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(1,977)	$(18,602)	$(4,379)	$(34,286)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	24,319,935	19,519,935	24,319,935	19,519,935

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,379)	$(34,286)
Adjustments to reconcile net loss to net cash utilized by operating activities
Expenses paid on the Company’s behalf by a third party	1,000	32,451
Increase (decrease) in cash flows from changes in operating assets and liabilities Accounts payable and accrued expenses	3,379	4,835
Net cash used in operating activities	—	3,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Web development costs	—	(3,000)
Net cash used in investing activities	—	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to audited financial statements

Cyber Apps World Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three and Six Months Ended January 31, 2017

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World for the year ended July 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2017.

Going Concern - The Company’s financial statements for the period ended January 31, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of January 31, 2017, there was a working capital deficit of $201,501. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2016. There were no significant changes to these accounting policies during the six months ended January 31, 2017 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The Company capitalized website costs of $0 and $0 during the six months ended January 31, 2017 and 2016, respectively. Amortization expenses of $-0- and $-0- during the six months ended January 31, 2017 and 2016, respectively.

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

Note 3. Convertible Notes Payable and Notes Payable

As of January 31, 2017, the Company has a balance of convertible notes is $29,767 which is convertible into common stock at approx. $0.02 per share (post split). The debt is due upon demand and bears 0% interest.

As of January 31, 2017, the Company has several notes payable totaling $80,970 which is due upon demand and bears 0% interest.

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

Results of Operations for the Three and Six months Ended January 31, 2017 and 2016

We incurred a net loss of $1,977 during the three months ended January 31, 2017, which included: general and administrative (G&A) costs of $1,977 compared to the three months ended January 31, 2016, which included: general and administrative (G&A) costs of $18,602.

We incurred a net loss of $4,379 during the six months ended January 31, 2017, which included: general and administrative (G&A) costs of $4,379 compared to the six months ended January 31, 2016, which included: general and administrative (G&A) costs of $34,286.

20176 Compared to 2016

Our net loss for the six months ended January 31, 2017 decreased to $4,379 from $34,286 for the same period ending January 31, 2016. The general and administrative expenses decreased to $4,379 from $34,286 due to normal fluctuations in business operations.

Plan of Operations

After termination of the Agreement, management is still looking into other opportunities and direction for the Company.

Liquidity and Capital Resources

As of January 31, 2017, we had cash on hand of $0 and liabilities of $203,903 as compared with liabilities of $199,524 at July 31, 2016. Accounts payable and accrued expenses increased at January 31, 2017, to $122,933 as compared with $119,554 at July 31, 2016 and notes payable were $80,970 at January 31, 2017, as compared to $79,970 at July 31, 2016.

At January 31, 2017, we had a working capital deficiency of $203,903 and a stockholders’ deficit of $203,903.

We net cash provided by operating activities of $0 in the six months ended January 31, 2017, as compared with $0 in the comparable period in 2016, and cash flows used in investing activities for the purchase of website was $0 during 2017 and $3,000 in 2016.

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