Form 10-Q
period 2017-04-30
Cyber Apps World
filed 2018-09-18
CIK 1230524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2017

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

The results of operations for the three and nine months ended April 30, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

Balance Sheets

(unaudited)

	April 30,	July 31,
	2017	2016
Assets

Current assets:
Deposits	$—	$—

Total current assets	—	—

Property and equipment, net	—	—

Total assets	$—	$—

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	$124,910	$119,554
Advances	—	—
Convertible notes payable	29,767	29,767
Notes payable	51,203	50,203
Due to related parties	—	—

Total current liabilities	205,880	199,524

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2016;
24,319,935 and 19,519,949 issued and outstanding.	24,320	24,320

Additional paid-in capital	8,347,541	8,347,541
Retained deficit	(8,577,741)	(8,571,385)

Stockholders’ deficiency	(205,880)	(199,524)

Total liabilities and stockholders’ deficiency	$—	$—

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net sales	$—	$—	$—	$—

Operating expenses:
General and administrative	1,977	6,806	6,356	41,092
Research and development	—	—	—	—

Loss from operations	(1,977)	(6,806)	(6,356)	(41,092)

Other (expenses)/income
Loss on settlement of debt	—	(33,600)	—	(33,600)

Net loss before provision for (benefit from) income taxes	(1,977)	(40,406)	(6,356)	(74,692)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(1,977)	$(40,406)	$(6,356)	$(74,692)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	24,319,935	20,416,638	24,319,935	19,816,662

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,356)	$(74,692)
Adjustments to reconcile net loss to net cash utilized by operating activities
Loss on settlement of debt	—	33,600
Expenses paid on the Company’s behalf by a third party	1,000	35,566
Increase (decrease) in cash flows from changes in operating assets and liabilities
Accounts payable and accrued expenses	5,356	8,526
Net cash used in operating activities	—	3,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Web development costs	—	(3,000)
Net cash used in investing activities	—	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to audited financial statements

Cyber Apps World Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three and Nine Months Ended April 30, 2017

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

Going Concern - The Company’s financial statements for the period ended April 30, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue and as of April 30, 2017, there was a working capital deficit of $xxx. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2016. There were no significant changes to these accounting policies during the nine months ended April 30, 2017 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Website Development Costs - The Company capitalizes its costs to develop its website and when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the website will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated useful life of the upgrades. The Company is still developing its website and plans to launch the website in late 2017 and will commence amortization once the website is placed in service.

The Company capitalized website costs of $0 and $-0- during the nine months ended April 30, 2017 and 2016, respectively. Amortization expenses of $-0- and $-0- during the nine months ended April 30, 2017 and 2016, respectively.

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

Note 3. Convertible Notes Payable and Notes Payable

As of April 30, 2017, the Company has a balance of convertible notes is $29,767 which is convertible into common stock at approx. $0.02 per share (post split). The debt is due upon demand and bears 0% interest.

As of April 30, 2017, the Company has several notes payable totaling $80,970 which is due upon demand and bears 0% interest.

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

 Results of Operations for the Three and Nine months Ended April 30, 2017 and 2016

We incurred a net loss of $xx during the three months ended April 30, 2017, which included: general and administrative (G&A) costs of $xxx and loss on settlement of debt of $xxx compared to a net loss of $xxx for the three months ended April 30, 2016, which included: general and administrative (G&A) costs of $xxx.

We incurred a net loss of $6,356 during the nine months ended April 30, 2017, which included: general and administrative (G&A) costs of $6,356 and loss on settlement of debt of $0 compared to a net loss of $74,692 for the nine months ended April 30, 2016, which included: general and administrative (G&A) costs of $41,092 and loss on settlement of debt of $33,600.

Our net loss for the nine months ended April 30, 2017 decreased to $6,356 from $74,692 for the same period ending April 30, 2016. The decrease was primarily due to a decrease in loss on settlement of debt of $33,600. The general and administrative expenses decreased to $6,356 from $41,092 due to normal fluctuations in business operations. There was a loss on settlement of debt during the nine months ended April 30, 2017 of $33,600.

Plan of Operations

After termination of the Agreement, management is still looking into other opportunities and direction for the Company.

Liquidity and Capital Resources

As of April 30, 2017, we had cash on hand of $0 and liabilities of $205,880 as compared with liabilities of $199,527 at July 31, 2016. Accounts payable and accrued expenses increased at April 30, 2017, to $124,910 as compared with $119,554 at July 31, 2016 and notes payable were $80,970 at April 30, 2017, as compared to $79,970 at July 31, 2016.

At April 30, 2017, we had a working capital deficiency of $205,880 and a stockholders’ deficit of $205,880.

We had net cash provided by operating activities of $0 in the nine months ended April 30, 2017, as compared with $3,000 in the comparable period in 2016, and cash flows used in investing activities for the purchase of website was $3,000 during 2017 and $0 in 2016.

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