Form 10-K
period 2016-12-31
Cyber Apps World
filed 2018-12-14
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Years Ended July 31, 2017 and 2018
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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 31, 2018, was $607,998 based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 31, 2018, there were 24,319,935 shares of common stock outstanding.

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2018 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

On May 30, 2014 Gordon F. Lee was appointed as CEO. The Company had a letter of intent with Red Apple Pharm and was conducting due diligence. Red Apple Pharm never provide their financials. Then on June 20, 2014 Mr. Lee resigned. The letter of intent had a $20,000 monthly salary for Mr. Lee. After his resignation Mr. Lee sent an invoice for salary and expenses totaling over $60,000. The company disputes this amount and Mr. Lee only received the initial $2,500 payment, no other payment has been made to date of this filing. Mr. Lee had been notified at the time of his appointment that no expenses or commitments could be made on behalf of the corporation without the consent of the board of directors.

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

Cyber Apps World anticipated making available to subscribers, a growing list of applications and programs, the first App planned for release is “INSTANT COUPONS APP”.

INSTANT COUPONS APP would have been a subscriber-based application allowing users world-wide to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones. No coupon printing would have been required from mobile devices.

Cyber Apps would have generated revenues using technology to process and complete transactions around the world with reduced overhead and a minimal cost for handling. Products would be shipped directly from the Merchant Partner to the customer further reducing the transaction cost for Cyber Apps World.

The mailing address for our executive office is 420 North Nellis Blvd., Suite A3-146 Las Vegas, Nevada 89110. The telephone number of our principal executive office is (702) 425-4289.

Liquidity and Capital Resources

As of July 31, 2017 and 2018, we had cash on hand of $0 and $0 respectively. During the year ended July 31, 2017 and 2018, we incurred a net loss of $6,869 and $2,034 respectively. On July 31, 2017 and 2018, we had a working capital deficiency of $125,423 and $101,067 respectively and a stockholders’ deficit of $206,393 and $208,427 respectively.

We had 24,319,935 shares of common stock issued and outstanding as of October 31, 2018. Our common stock is quoted on the OTCQB of the OTC Markets Group.

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

Research and Development Expenditures

We incurred research and development expenditures of $0 during the year ended July 31, 2017, and of $0 in the year ended July 31, 2018.

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

The current worldwide economic situation could have a material adverse impact and proposed government regulations may effect the use of apps.

We do not have sufficient revenues to sustain our operations.

We have no revenues from operations. All funding is from a third party. As of July 31, 2017 and 2018 respectively, we had cash on hand of $0 and $0. For our fiscal year ended July 31, 2017 and 2018 respectively, we have reported a net loss of $6,869 and $2,034; a working capital deficiency of $8,578,255 and $8,580,288; and a stockholders’ deficit of $206,393 and $208,427 respectively.

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

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of October 31, 2018, there were approximately 30 owners of record of the Company’s Common Stock. The Company’s Common Stock is quoted on the OTC Markets Group OTCQB market.

Period	High*	Low*
May 1, 2013 to July 31, 2013	$1.54	$0.16
August 1, 2013 to October 31, 2013	$0.09	$0.02
November 1, 2013 to January 31, 2014	$0.4	$0.11
February 1, 2014 to April 30, 2014	$0.17	$0.06
May 1, 2014 to July 31, 2014	$0.22	$0.06
August 1, 2014 to October 31, 2014	$0.09	$0.02
November 1, 2014 to January 31, 2015	$0.09	$0.01
February 1, 2015 to April 30, 2015	$0.04	$0.02
May 1, 2015 to July 31, 2015	$0.55	$.03
August 1, 2015 to October 31, 2015	$0.21	$0.06
November 1, 2015 to January 31, 2016	$0.27	$0.04
February 1, 2016 to April 30, 2016	$0.41	$0.02
May 1, 2016 to July 31, 2016	$0.21	$0.02
August 1, 2016 to October 31, 2016	$0.275	$0.15
November 1, 2016 to January 31, 2017	$0.15	$0.055
February 1, 2017 to April 30, 2017	$0.055	$0.035
May 1, 2017 to July 31, 2017	$0.041	$0.024
August 1, 2017 to October 31, 2017	$0.035	$0.015
November 1, 2017 to January 31, 2018	$0.024	$0.012
February 1, 2018 to April 30, 2018	$0.02	$0.015
May 1, 2018 to July 31, 2018	$0.02	$0.002
August 1, 2018 to October 31, 2018	$0.035	$0.005

* Prices have been adjusted to reflect the 3-for-1 forward split effective October 19, 2009, the 1-for-300 reverse split effective April 26, 2011, the 1-for-50 reverse split effective January 19, 2013 and the 1:4 split effective April 30, 2015.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of our Financial Conditions and Results of Operations.

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

Results of Operations for the Years Ended July 31, 2017 and 2018

We incurred a net loss of $6,869 and $2,034 during the year ended July 31, 2017 and 2018 respectively, which included: general and administrative (G&A) costs of $6,869 and $2,034; research and development (R&D) expenses of $0 and $0; and loss on settlement of debt of $0 and $0 and loss on disposal of assets of $0 and $0 respectively.

2017 Compared to 2018

For the year ended July 31, 2018, our net loss decreased to $2,034 from $6,869 for the same period ending July 31, 2017. Losses decreased mainly due to less expenses.

Plan of Operations

Commercial Initiatives

With the termination of the License Agreement the Company has stopped working on the eCommerce app.

After termination of the license agreement with eCommerce Technologies Inc. in July of 2016 management is still seeking a new direction.

Liquidity and Capital Resources

As of July 31, 2017 and 2018, we had cash on hand of $0 and $0 respectively and liabilities of $206,393 and $208,896 respectively; and our property plant and equipment remained at $0 at July 31, 2017 and 2018. Accounts payable and accrued expenses decreased at July 31, 2017 and 2018 respectively to $125,423 and $101,536. Company expenses are currently paid for by a third party as the company has no bank account.

At July 31, 2018 and 2017 respectively we had a working capital deficiency of $ 101,067 and $ 125,423, stockholders’ deficit of $208,427 and $206,393

We used net cash in operating activities of $26,564 in the year ended July 31, 2017 and $26,390 in year ending July 2018, and cash flows used in investing activities was $0 in 2017 and $0 in 2018.

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

For the years ended July 31, 2017 and 2018, expenses paid others on our behalf amounted to $0 and $0, respectively.

Non-cash investing activities consisted of deposits acquired through issuance of notes payable in the amounts of $51,203 and $77,593 for the years ended July 31, 2017 and 2018, respectively.

Non-cash financing activities consisted of common shares issued in conversion of debt in the amounts of $0 and $0 for the years ended July 31, 2017 and 2018, respectively.

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

July 31, 2017 and 2018

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyber Apps World Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cyber Apps World Inc. (the Company) as of 7/31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended 7/31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 7/31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended 7/31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Matter of Emphasis

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2016.

Houston, Texas

December 14, 2018

Cyber Apps World, Inc.

Balance Sheets

	July 31,	July 31,
	2018	2017
Assets

Current assets:
Deposits	$469	$0

Total current assets	469	0

Property and equipment, net	—	—

Total assets	$469	$0

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	$101,536	$125,423
Convertible notes payable	29,767	29,767
Notes payable	77,593	51,203
Due to related parties	—	—

Total current liabilities	208,896	206,393

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2018; 24,319,935 and 19,519,949 issued and outstanding at July 31, 2018 and 2017, respectively.	24,320	24,320

Additional paid-in capital	8,347,541	8,347,542
Accumulated deficit	(8,580,288)	(8,578,255)

Stockholders’ deficiency	(208,427)	(206,393)

Total liabilities and stockholders’ deficiency	$469	$0

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Operations

	For the Years Ended
	July 31,
	2018	2017
Net sales	$—	$—

Operating expenses:
General and administrative	2,034	6,869

Loss from operations	(2,034)	(6,869)

Net loss before provision for (benefit from) income taxes	(2,034)	(6,869)

Provision for (benefit from) income taxes	—	—

Net loss	$(2,034)	$(6,869)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	20,896,984	20,896,984

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statement of Changes in Stockholders’ Deficiency

For the Years Ended July 31, 2018 and 2017

	Number of Common Shares	Common Shares $0.001 Par Value	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)

Opening Balance as of August 2016	24,319,949	24,320	8,347,542	(8,571,386)	(199,524)
Net Loss		—		(6,868.96)	(6,868.96)
Closing Balance as of 31st July 2017	24,319,949	24,320	8,347,542	(8,578,255)	(206,393)

Opening Balance as if 1st August 2017	24,319,949	24,320	8,347,542	(8,578,255)	(206,393)
Net Loss		—	—	(2,034.46)	(2,034)
Clsoign Balance as if 31st July 2018	24,319,949	24,320	8,347,542	(8,580,289)	(208,427)

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(audited)

For the Years Ended
July 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,034)		$(6,869)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation		—		—
Loss on disposal of property and equipment		—		—
Loss on settlement of debt		—		—
Amortization of beneficial conversion feature		—		—
Expenses paid on the company’s behalf by a third party		—		—
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets		(469)		—
Accounts payable and accrued expenses		(23,887)		(19,695)
Net cash used in operating activities		(26,390)		(26,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Web development costs		—		—
Net cash used in investing activities		—		—

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debt – frontline		26,390		26,564
Net cash provided by financing activities		26,390		26,564

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents		—		—
Cash and cash equivalents at beginning of year		—		—

Cash and cash equivalents at end of year	$		$

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest		$—		$—
Income taxes		$—		$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deposit acquired through issuance of note payable		$—		$—
Convertible notes issued for debt and liabilities		$—		$—
Common shares issued for convertible debt		$—	$

See accompanying notes to audited financial statements

CYBER APPS WORLD INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2018 and 2017

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

Basis of Presentation

Going Concern

The Company’s financial statements for the years ended July 31, 2017 and 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of July 31, 2018. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Note 3. Property and Equipment

Property and equipment at consists of:

	July 31,
	2018	2017

Equipment	$131,455	$131,455

Less: Accumulated depreciation	(131,455)	(131,455)

Property and equipment, net	$0	$0

Depreciation expense for the years ended July 31, 2017 and 2018, was $0 and $0, respectively.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2017 and 2018 consisted of:

	July 31,
	2018	2017

Accounts payable	$50,237	$76,176
Wages, paid leave and payroll related taxes	51,299	49,247

Total	$101,536	$125,423

Note 5. Convertible Notes Payable and Notes Payable

As of July 31, 2018 and 2017, the Company has a balance of convertible notes is $77,593 which is convertible into common stock at approx. $0.02 per share. If all of the debt is converted it would result in the issuance of 3,879,650 common shares. The debt is due upon demand and bears 0% interest.

As of July 31, 2018 and 2017, the Company has several notes payable totaling $77,593 and $51,203, respectively, which are due upon demand and bear 0% interest.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2017 and 2018.

	Year Ended			Year Ended
	July 31, 2018			July 31, 2017
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(2,034)			$(6,869)

Basic EPS	(2,034)	20,896,984	(0.00)	(6,869)	20,869,984	(0.00)

Effect of dilutive securities	—			—

Diluted EPS	$(2,034)	20,896,984	(0.00)	$(6,869)	20,869,984	(0.00)

Note 8. Income Taxes

At July 31, 2018, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $3.0 million at July 31, 2018, July 31, 2017 and July 31, 2016 respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $8.6 million and $8.5 million at July 31, 2018 and July 31, 2017 respectively, will begin to expire in 2024.

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

Note 9. Commitments and Contingencies

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

 None

Item 9A. Controls and Procedures.

 As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and  procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2016, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2018, our internal control over financial reporting is not effective.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 31, 2018 are as follows:

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

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five  percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2015, all such filing requirements applicable to its officers and directors were complied with, except that Liudmilla Voinarovska was required to file a Form 3 within 10 days of her election on June 15, 2012 as a director of the Company, which Form has not yet been filed.

Item 11. Executive Compensation.

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)	Total

Liudmilla Voinarovska, President and Chief Executive Officer	2017	$—	$—	$—	$—	$—	$—	$—	-0-
	2018	—	—	—	—	—	—	—	-0-

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the years ended July 31, 2017 and 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as November 2, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Frontline Asset Management	2,400,000 Common Shares	9.8%
4933 W Craig Rd #126
Las Vegas, NV 89110

Platinum Capital Holdings Corp.	2,146,000 Common Shares	8.82%
2602 South Grand Canyon Dr.
Las Vegas, NV 89117

Transglobal	1,950,000 Common Shares	8.02%
2602 South Grand Canyon Dr.
Las Vegas, NV 89117

Datenet Holdings Inc.	1,950,000 Common Shares	8.02%
66 Ngara Flats
Nairobi, Kenya

Topline Holdings Inc.	2,150,000 Common Shares	8.84%
220 Uccello Dr.
Las Vegas, NV 89138

0975456 BC Ltd.	1,950,000 Common Shares	8.02%
252-2416 Main Street
Vancouver, BC V5T7H5

Stockbridge Inc.	1,950,000 Common Shares	8.02%
76 Marlyn Court NE
Calgary, AB T2A7H5

Artic Orchards Inc.	1,950,000 Common Shares	8.02%
5905 SW 117 St
Coral Gables, FL 33156

Rye Holdings Corp.	1,950,000 Common Shares	8.02%
2120 Cedar Ave.
Las Vegas, NV 89101

(1) Based on 24,319,935 shares of common stock issued and outstanding as of October 31, 2018.

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Thayer O’Neal Company, LLC for professional services rendered for the audit of our financial statement filed as part of our 2018 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended July 31, 2017 and 2018, were $8,000 and $8,000, respectively.

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

(6) Not applicable.

Subsequent Events

On August 27, 2018 the company signed a Promissory Note for 100,000 with simple interest of 10% per annum accrued in arrears quarterly.

On November 6, 2018 Kateryna Malenko was appointed as Secretary and a member of the board of Directors. Twenty-five million two hundred thousand shares of common stock were issued to Kat Consulting Corp. according to a private placement subscription agreement.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)

3.1a	Articles of Merger, effective May 12, 2008, providing for the merger of Superlattice Power, Inc., a wholly-owned subsidiary of the Company into the Company. (Incorporated herein by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K, filed October 29, 2008.)

3.1b	Certificate of Change, effective October 19, 2009, providing for a 3-for-1 stock split and increase in authorized common stock. (Incorporated herein by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009).

3.1c	Articles of Merger, filed April 7, 2011, between Sky Power Solutions Corp. and Superlattice Power, Inc. (Incorporated by reference to Exhibit 3.1c to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1d	Certificate of Change, effective April 26, 2011, providing for a 300-for-1 reverse stock split and decrease in authorized common stock. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

3.1e	Certificate of Amendment to Articles of Incorporation, filed June 6, 2011. (Incorporated by reference to Exhibit 3.1e to the Company’s Current Report on Form 8-K, filed with the Commission on June 8, 2011.)

3.1f	Certificate of Amendment to Articles of Incorporation, filed September 12, 2012. (Incorporated by reference to Exhibit 3.1f to the Company’s Current Report on Form 8-K, filed with the Commission on September 17, 2012.)

3.lg	Certificate of Change, filed December 24, 2012. Filed herewith.

3.1h	Certificate of Merger with subsidiary, filed December 24, 2012, amending Articles of Incorporation of Company to change the name of the Company to Clean Enviro Tech Corp. Filed herewith.

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)

10.4	Agreement and Plan of Reorganization, dated as of August 18, 2005, among the Company, Whistlertel, Inc. and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 24, 2005.)

10.5	License Agreement, dated April 14, 2008, between the Company and Hybrid Technologies, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2008.)

10.6	Stock Purchase Agreement, dated May 15, 2008, between the Company and Heritage Asset Management Inc.(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2008.)

10.7	EV Innovations, Inc. letter to the Company, dated October 1, 2009, waiving default under April 14, 2008 License Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on October 22, 2009.)

10.8	Amendment, dated May 25, 2010, to License Agreement, dated April 14, 2008, between the Company and Li-ion Motors Corp. (formerly Hybrid Technologies, Inc.). (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 15, 2011.)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.		Title of Document
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Label Linkbase Document
101.	PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: December 14, 2018

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: December 14, 2018