Form 10-Q
period 2018-10-31
Cyber Apps World
filed 2018-12-26
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2018
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

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

    Cyber Apps World, Inc.

Balance Sheets

(unaudited)

`	October 31, 2018	July 31, 2018

Assets
Current assets:

Deposits	$6,702	469
Total current assets	6,702	469
Property & Equipment, net
Total assets	$6,702	$469

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	$100,550	$101,536
Convertible Note Payable	29,767	29,767
Notes Payable	1,448	77,593
Loan Payable	100,000	—
Total Current Liabilities	231,765	208,896
Commitments and contingencies	—	—
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2018;
24,319,935 issued and outstanding at October31, 2018 and July 31st 2018, respectively.	24,320	24,320
Additional paid-in capital	8,347,541	8,347,541
Accumulated deficit	(8,596,924)	(8,580,288)
Stockholders' deficiency	(225,063)	(208,427)
Total liabilities and stockholders' equity	$6,702	$469
`

The accompanying notes are an integral part of these unaudited financial statements

Cyber Apps World, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended October 31,
	2018	2017
Net Sales	$—	$—

Operating expenses:
General and administrative	16,636	(576)
Research & Development	—	—

Total operating expenses	16,636	(576)

Income / (Loss) from operations	$(16,636)	$576

Other (expenses)/ income	—	—

Net Income / (Loss) before provision for income taxes	$(16,636)	$576

Provision for (benefit from) income taxes	—	—
Net Income / (Loss)	$(16,636)	$576

Net Loss per common share- basic and diluted	$—	$—
Weighted average number of common shares outstanding- basic and diluted	24,319,935	24,319,935

The accompanying notes are an integral part of these unaudited financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$(16,636)	$576
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	—	—
Change in accounts payable and accrued expenses	(7,219)	(25,895)
Change in other receivable	—	—
Net cash used in operating activities	$(23,855)	$(25,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Payable	$100,000	$—
Note Payable	(76,145)	25,319
Net cash provided by financing activities	$23,855	$25,319

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of Period	$—	$—

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three Ended October 31, 2018

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World for the year ended July 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2019.

Going Concern

The Company’s financial statements for the period ended October 31, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of October 31, 2018. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2018. There were no significant changes to these accounting policies during the three months ended October 31, 2018 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

Basic loss per common share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options or warrants that could affect the calculated number of shares. Common stock equivalents related to convertible debt are detailed in Note 3.

Note 3. Convertible Notes Payable and Notes Payable

As of July 31, 2018, the Company has a balance of convertible notes is $77,593 which is convertible into common stock at approx. $0.02 per share. If all of the debt is converted it would result in the issuance of 3,879,650 common shares. The debt is due upon demand and bears 0% interest.

As of October 31, 2018, the Company has several notes payable totaling $1,448, which are due upon demand and bear 0% interest.

Note 4. Subsequent Events

On November 6, 2018 Kateryna Malenko was appointed as Secretary and a member of the board of Directors. Twenty-five million two hundred thousand shares of common stock were issued to Kat Consulting Corp. according to a private placement subscription agreement. The shares of common stock issued at par $.001. Financial Impact of shares issued is $25,200 which is 25,200,000 shares @ $.001

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Background

We were incorporated on July 15, 2002 under the laws of the State of Nevada. On April 5, 2011, we merged with our wholly owned subsidiary, Sky Power Solutions Corp., and in the merger the name of the Company was changed to Sky Power Solutions Corp.  December 24, 2012 Sky Power Solutions merged with our wholly owned subsidiary, Clean Enviro Tech Corp., and in the merger changed the name of the Company to Clean Enviro Tech Corp. On April 9, 2015 the Company merged with our wholly owned subsidiary Cyber Apps World Inc. and in the merger changed the name of the Company to Cyber Apps World Inc. (CYAP)

Cyber Apps World redirected the Company focus and intended to develop and acquire a worldwide e-commerce internet platform in which revenues would be based on the purchase and sale of products and services by way of mobile/computer applications online.

 Results of Operations for the Three months Ended October 31, 2018 and 2017

As of October 31, 2018 and 2017, we had cash on hand of $0 and $0 respectively. As there is no cash in hand, liquidity is managed through Notes payable which are due on demand and bear 0% interest. During the period ended October 31, 2018 and 2017 we incurred a net loss of $16,636 and a gain of $576 respectively. On October 31, 2018 and 2017, we had a working capital deficiency of $93,848 and $99,528 respectively and a stockholders' deficit of $225,063 and $208,427 respectively.

Plan of Operations

After termination of the Agreement, management is still looking into other opportunities and direction for the Company.

We do not have sufficient revenues to sustain our operations.

We have no revenues from operations. All funding is from a third party. We expect that we will continue to incur operating losses Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

Item 4. Controls and Procedures.

 As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and  procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2016, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private placement restricted shares of 25,200,000 issued at $.001 per share with proceeds of $25,200 used towards working capital of the company.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety

Not Applicable

PART II

Item 6. Exhibits.

Exhibit No.	Description

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.		Title of Document
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Label Linkbase Document
101.	PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: December 26, 2018

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: December 26, 2018