Form 10-Q
period 2019-01-31
Cyber Apps World
filed 2019-03-15
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2019
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

On January 31, 2019, there were 49,519,935 shares of common stock outstanding.

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

The results of operations for the three months ended January 31, 2019 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

Balance Sheets

(unaudited)

`	January 31, 2019	July 31, 2018

Assets
Current assets:
Deposits	12,397	469
Total current assets	12,397	469
Property & Equipment, net
Total assets	12,397	469

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	125,054	101,536
Convertible Note Payable	—	29,767
Notes Payable	—	77,593
Loan Payable	100,000	—
Total Current Liabilities	225,054	208,896
Commitments and contingencies	—	—
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2018;
49,519,935 and 24,319,935 issued and outstanding at January 31, 2018 and July 31 2018 , respectively.	49,520	24,320
Additional paid-in capital	8,372,742	8,347,542
Accumulated deficit	(8,609,719)	(8,580,289)
Stockholders' deficiency	(212,657)	(208,427)
Total liabilities and stockholders' equity	12,397	469

`

The accompanying notes are an integral part of these condensed financial statements

Cyber Apps World, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2019	2018	2019	2018
Net Sales	$—	$—	—	—

Operating expenses:
General and administrative	12,794	870	29,430	294
Research & Development	—	—	—	—

Total operating expenses	12,794	870	29,430	294

Income / (Loss) from operations	(12,794)	(870)	(29,430)	(294)

Other (expenses)/ income	—	—	—	—

Net Income / (Loss) before provision for income taxes	$(12,794)	$(870)	(29,430)	(294)

Provision for (benefit from) income taxes	—	—	—	—
Net Income / (Loss)	$(12,794)	$(870)	(29,430)	(294)

Net Income per common share- basic and diluted	$—	$—	—	—
Weighted average number of common shares outstanding- basic and diluted	47,858,397	24,319,935	36,024,853	24,319,935

The accompanying notes are an integral part of these consolidated financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	(29,430)	(294)
Adjustments to reconcile net loss to net cash utilized in operating activities
Shares issued for cash	25,200	—
Change in Deposit	(11,928)	(469)
Change in accounts payable and accrued expenses	23,518	(24,913)
Change in other receivable	—	—
Net cash used in operating activities	(7,360)	(25,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Payable	100,000	—
Note Payable	(77,593)	25,676
Repayment of convertible note	(29,767)
Net cash provided by financing activities	(7,360)	25,676

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of Period	—	$—

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	—	$—
Cash paid for income taxes	—	$—

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Six Months Ended January 31, 2019

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

Going Concern

The Company’s financial statements for the period ended January 31, 2019, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of January 31, 2019. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2018. There were no significant changes to these accounting policies during the Six months ended January 31, 2019 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares. We incurred a net loss of $2,034 during the year ended July 31, 2018, and a loss of $29,430 for period ended January 31, 2019.

Note 3. Convertible Notes Payable and Notes Payable

As of July 31, 2018, the Company has a balance of convertible notes is $77,593 which is convertible into common stock at approx. $0.02 per share. If all of the debt is converted it would result in the issuance of 3,879,650 common shares. The debt is due upon demand and bears 0% interest. As of January 31, 2019 the convertible note has been repaid.

As of January 31, 2019, the Company has one Promissory Note payable in the amount of $100,000, which is due and payable within 30 days of demand and bear’s 10% interest per annum.

Note 4. Subsequent Events

The Company filed a 1:45 reverse split with FINRA which will reduce issued common stock to 1,098,2221 and authorized common stock to 1,111,111 effective February 19, 2019.

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

 Results of Operations for the Six months Ended January 31, 2019 and 2018

As of January 31, 2019 and 2018, we had cash on hand of $0 and $0 respectively. During the period ended January 31, 2019 and 2018 we incurred a net loss of $29,430 and $294 respectively. On January 31, 2019 and 2018, we had a working capital deficiency of $112,657 and $101,067 respectively and a stockholders' deficit of $212,657 and $208,427 respectively.

We had 49,519,935 shares of common stock issued and outstanding as of January 31, 2019.  Our common stock is quoted on the OTCQB of the OTC Markets Group.

Plan of Operations

After termination of the Agreement, management is still looking into other opportunities and direction for the Company.

We do not have sufficient revenues to sustain our operations.

We have no revenues from operations. All funding is from a third party. As of January 31, 2019 and 2018 respectively, we had cash on hand of $0 and $0. For the period ended January 31, 2019 and 2018 respectively, we have reported a net loss of $29,430 and $294; a working capital deficiency of $112,657 and $101,067; and a stockholders' deficit of $212,657 and $208,427 respectively.

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

Date: March 15, 2019

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: March 15, 2019