Form 10-Q
period 2019-04-30
Cyber Apps World
filed 2019-05-07
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2019

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-50693

Cyber Apps World Inc.

(Name of Registrant as Specified in Its Charter)

Nevada	90-0314205
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 N. Nellis Blvd., Suite A3-146, Las Vegas, Nevada	89110
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On April 30, 2019, there were 32,603,032 shares of common stock outstanding.

i

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

The results of operations for the three months ended April 30, 2019 and 2018 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ITEM 1 - Unaudited Financial Statements

Cyber Apps World, Inc.

Balance Sheets

(unaudited)

	April 30, 2019	October 31, 2018

Assets
Current assets:
Deposits	24,016	6,702
Total current assets	24,016	6,702
Property & Equipment, net
Goodwill	964,581
Software	385,419
Total assets	1,374,016	6,702

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	122,671	100,550
Convertible Note Payable	-	29,767
Notes Payable	-	1,448
Loan Payable	100,000	100,000
Total Current Liabilities	222,671	231,765
Commitments and contingencies	-	-
Stockholders’ deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized as of April 30, 2019; 32,600,468 issued and outstanding at April 30, 2019 and 24,319,935 issued and outstanding at October 31st 2018, respectively.	24,320	24,320
Additional paid-in capital	9,742,742	8,347,542
Accumulated deficit	(8,615,718)	(8,596,925)
Stockholders’ equity (deficiency)	1,151,344	(225,064)
Total liabilities and stockholders’ equity	1,374,016	6,702

The accompanying notes are an integral part of these condensed financial statements.

Cyber Apps World, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2019	2018	2019	2018
Net Sales	$-	$-	-	-

Operating expenses:
General and administrative	5,998	870	35,429	1,164
Research & Development	-	-	-	-

Total operating expenses	5,998	870	35,429	1,164

Income / (Loss) from operations	(5,998)	(870)	(35,429)	(1,164)

Other (expenses)/ income	-	-	-	-

Net Income / (Loss) before provision for income taxes	$(5,998)	$(870)	(35,429)	(1,164)

Provision for (benefit from) income taxes	-	-	-	-
Net Income / (Loss)	$(5,998)	$(870)	(35,429)	(1,164)

Net Income per common share- basic and diluted	$-	$-	-	-
Weighted average number of common shares outstanding- basic and diluted	26,819,935	24,319,935	26,819,935	24,319,935

The accompanying notes are an integral part of these consolidated financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	(35,429)	(1,164)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in Deposit	(23,547)	(469)
Change in accounts payable and accrued expenses	21,135	(24,400)
Change in other receivable	-	-
Net cash used in operating activities	(37,840)	(26,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Goodwill	(385,419)
Software	(964,581)
Net cash used in investing activities	(1,350,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Payable	100,000	-
Note Payable	(29,767)	-
Due to Front line	(77,593)	26,033
Additional Paid in Capital	1,395,200
Net cash provided by financing activities	1,387,840	26,033

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of Period	$-	$-

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Nine Months Ended April 30, 2019

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

Going Concern

The Company’s financial statements for the period ended April 30, 2019, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of April 30, 2019. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2018. There were no significant changes to these accounting policies during the Nine months ended April 30, 2019 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

Loss per share is computed based on the weighted average number of shares outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares. We incurred a net loss of $2,034 during the year ended July 31, 2018, and a loss of $35,429 for period ended April 30, 2019.

Note 3. Convertible Notes Payable and Notes Payable

At year end July 31, 2018, the Company had a balance of convertible notes of $77,593 which is convertible into common stock at approx. $0.02 per share. As of January 31, 2019 the convertible note has been repaid.

As of April 30, 2019, the Company has one Promissory Note payable in the amount of $100,000, which is due and payable within 30 days of demand and bear’s 10% interest per annum.

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

Effective February 19, 2019 the Company filed a 1:45 reverse split with FINRA which reduced issued common stock to 1,098,221 and authorized common stock to 1,111,111 then effective April 8, 2019 the authorized common stock approved by FINRA was increased to 250,000,000.

Cyber Apps World redirected the Company focus and intended to develop and acquire a worldwide e-commerce internet platform in which revenues would be based on the purchase and sale of products and services by way of mobile/computer applications online.

Results of Operations for the Nine months Ended April 30, 2019 and 2018

As of April 30, 2019 and 2018, we had cash on hand of $0 and $0 respectively. During the period ended April 30, 2019 and 2018 we incurred a net loss of $35,429 and $1,164 respectively. On April 30, 2019 and 2018, we had a working capital deficiency of $98,656 and $93,848 respectively and a stockholders’ equity of $1,151,344 and a deficit of $225,064 respectively.

We had 32,600,443 shares of common stock issued and outstanding as of April 30, 2019.  Our common stock is quoted on the OTCQB of the OTC Markets Group.

Plan of Operations

An agreement was signed on April 8, 2019 with Real-Time Save Online to acquire the full commercial version of the website which is a price comparison site. We plan to change the name to RTSave.com and expect to launch by July 31, 2019.

We do not have sufficient revenues to sustain our operations.

We have no revenues from operations. All funding is from a third party. As of April 30, 2019 and 2018 respectively, we had cash on hand of $0 and $0. For the period ended April 30, 2019 and 2018 respectively, we have reported a net loss of $35,429 and $1,164; a working capital deficiency of $98,656 and $93,848; and a stockholders’ equity of $1,151,344 and a deficit of $225,064 respectively.

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

Date: May 6, 2019

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: May 6, 2019