Form 10-K
period 2019-07-31
Cyber Apps World
filed 2019-10-29
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Years Ended July 31, 2019

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 28, 2018, was $2,530,328 based on the average bid and asked prices on the OTC Bulletin Board on that date.

On October 28, 2019, there were 42,603,032 shares of common stock outstanding.

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2019 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

On April 19, 2019 the company filed with Secretary of State to increase the authorized.

On April 23, 2019 we filed an 8K acquisition of Asset for the purchase of RT Save.

On August 16, 2019 an aggregate of 10,000,000 shares of common stock was issued to six investors with an 8K filed August 19, 2019.

On October 1, 2019 a definitive 14C was filed to complete a forward split of one (1) for four (4) and the par value of the common stock was changed from .001 per share to .00075 per share.

Cyber Apps World had anticipated making available to subscribers, a growing list of applications and programs, the first App planned for release is “INSTANT COUPONS APP”.

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

Liquidity and Capital Resources

As of July 31, 2019, we had cash on hand of $90. During the year ended July 31, 2018 and 2019, we incurred a net loss of $(2,034) and $(14,129) respectively. On July 31, 2018 and 2019, we had a working capital deficiency of $(208,427) and $(193,160) respectively and a stockholders’ deficit of $(208,427) and $1,167,215 respectively.

We had 42,603,032 shares of common stock issued and outstanding as of October 20, 2019. Our common stock is quoted on the OTCQB of the OTC Markets Group.

General

An agreement was signed on April 8, 2019 with Real-Time Save Online to acquire the full commercial version of the website which is a price comparison site. The name was changed to RtSave.com/us and expects to launch by early 2020. RT Save is now a wholly owned subsidiary; RT Save, was incorporated May 14, 2019; and is developing a worldwide e-commerce internet platform in which revenues would be based on the purchase and sale of products and services by way of mobile/computer applications online (24/7).

A price comparison website is a search engine, which consumers use to compare the prices of different products. These websites are also known as comparison shopping websites, price analysis tools, comparison shopping agents, and shopbots. Users can compare products using relevant criteria, including price, product ratings, brand names, features, and consumer quality ratings. Such websites allow consumers to review products and determine the retailer that sell desired items at the lowest price. Price comparison websites offer benefits to consumers, when they navigate potentially complex purchases, and they reduce the search time by comparing similar products in one place. There are also advantages for the product or service providers because they bring together shoppers and firms more easily and, in some cases, more inexpensively than other acquisition channels. This can reduce entry barriers that providers might otherwise face. As well, it can stimulate stronger competition and innovation between firms and encourage new entrants, resulting in further benefits for consumers. Most price comparison websites use a method called “scraping,” which basically scours vendor websites for content. Often these basic price comparison websites earn their revenue by a service called a “clickthrough” or “referral fee,” which means each time a consumer clicks on specific vendors, the price comparison site makes a small commission. In the past few years this service has been supplemented by other services and more advanced services that automatically checks companies’ websites for prices.

The price comparison website market is expected to increase at a significant growth rate during the upcoming years. The global price comparison website market is supported by various growth drivers, such as increased internet penetration and an increase in smartphone users. Price comparison websites have become increasingly popular around the world over the last ten years. In the United Kingdom and the United States, market research groups have estimated that annually $1.5 billion transactions pass through this well-established industry, according to Wize Commerce. Because of the ease of use and straight-forward manner of these numerous websites, western consumers use price comparison websites for different price-checking exercises, including shopping, vacations, and home utilities.

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

Employees

As of the date of this report, the Company has no employees and paid consultants complete all work.

Research and Development Expenditures

We incurred research and development expenditures of $0 during the year ended July 31, 2018, and of $395,794 in the year ended July 31, 2019.

Item 1A. Risk Factors.

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

General

The current worldwide economic situation could have a material adverse impact and proposed government regulations may effect the use of apps.

We do not have sufficient revenues to sustain our operations.

We have no revenues from operations. All funding is from a third party. As of July 31, 2018, and 2019 respectively, we had cash on hand of $0 and $90. For our fiscal year ended July 31, 2018 and 2019 respectively, we have reported a net loss of $(2,034) and $(14,129) a working capital deficiency of $(208,427) and $(193,160); and a stockholders’ deficit of $(208,427) and $1,167,215 respectively.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of October 10, 2019, there were approximately 33 owners of record of the Company’s Common Stock. The Company’s Common Stock is quoted on the OTC Markets Group OTCQB market. Subsequent to these trading periods, we completed a reverse split of our common stock such that every 45 shares of common stock outstanding prior to the reverse split was exchanged for one post-reverse split share of common stock.

Period	High*	Low*
November 1, 2013 to January 31, 2014	$18.00	$4.94
February 1, 2014 to April 30, 2014	$7.65	$2.70
May 1, 2014 to July 31, 2014	$9.90	$2.70
August 1, 2014 to October 31, 2014	$4.05	$0.90
November 1, 2014 to January 31, 2015	$4.05	$0.45
February 1, 2015 to April 30, 2015	$1.80	$0.90
May 1, 2015 to July 31, 2015	$24.75	$1.35
August 1, 2015 to October 31, 2015	$9.45	$2.70
November 1, 2015 to January 31, 2016	$12.15	$1.80
February 1, 2016 to April 30, 2016	$18.45	$0.90
May 1, 2016 to July 31, 2016	$9.45	$0.90
August 1, 2016 to October 31, 2016	$12.38	$6.75
November 1, 2016 to January 31, 2017	$6.75	$2.48
February 1, 2017 to April 30, 2017	$2.48	$1.58
May 1, 2017 to July 31, 2017	$1.85	$1.08
August 1, 2017 to October 31, 2017	$1.58	$0.68
November 1, 2017 to January 31, 2018	$1.08	$0.54
February 1, 2018 to April 30, 2018	$0.90	$0.68
May 1, 2018 to July 31, 2018	$0.90	$0.09
August 1, 2018 to October 31, 2018	$1.58	$0.23
November 1, 2018 to January 31, 2019	$30.15	$4.50
February 1, 2019 to April 30, 2019	$1.62	$0.12
May 1, 2019 to July 31, 2019	$0.35	$0.21

* Prices have been adjusted to reflect the 3-for-1 forward split effective October 19, 2009, the 1-for-300 reverse split effective April 26, 2011, the 1-for-50 reverse split effective January 19, 2013, the 1:4 split effective April 30, 2015 and the 1- for-45 Feb 19, 2019 reverse split.

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

On February 19, 2019 the Company filed a 1:45 reverse split with FINRA which reduced issued common stock to 1,098,221 and authorized common stock to 1,111,111 then effective April 8, 2019 the authorized common stock approved by FINRA was increased to 250,000,000.

An agreement was signed on April 8, 2019 with Real-Time Save Online to acquire the full commercial version of the website which is a price comparison site. The name was changed to RtSave.com/us and expects to launch by early 2020. RT Save is now a wholly owned subsidiary; RT Save, was incorporated May 14, 2019; and is developing a worldwide e-commerce internet platform in which revenues would be based on the purchase and sale of products and services by way of mobile/computer applications online (24/7).

Results of Operations for the Years Ended July 31, 2018 and 2019

We incurred a net loss of $(2,034) and $(14,129) during the year ended July 31, 2018 and 2019 respectively, which included: general and administrative (G&A) costs of $2,034 and $14,129; research and development (R&D) expenses of $0 and $0; and loss on settlement of debt of $0 and $0 and loss on disposal of assets of $0 and $0 respectively.

2018 Compared to 2019

For the year ended July 31, 2019, our net loss increased to $14,129 from $2,034 for the same period ending July 31, 2018. Losses increased mainly due to expenses.

Plan of Operations

Commercial Initiatives

After termination of the license agreement with eCommerce Technologies Inc. in July of 2016 management entered an agreement with Real Time Save Online, whose name was changed to RT Save and is moving forward with a price comparison website. The Company has retained website developers in India subsequent to the acquisition who are expanding the website.

Liquidity and Capital Resources

As of July 31, 2018, and 2019, we had cash on hand of $0 and $90 respectively and liabilities of $208,896 and $200,090 respectively; and our property plant and equipment remained at $0 at July 31, 2018 and 2019. Accounts payable and accrued expenses decreased at July 31, 2018 and 2019 respectively to $101,536 and $100,090. Company expenses are currently paid for by a third party as the company has no bank account.

At July 31, 2018 and 2019 respectively, we had a working capital deficiency of $(208,427) and $ (193,160), stockholders’ deficit of $(208,427) and $1,167,215

We used net cash in operating activities of $(26,390) in the year ended July 31, 2018 and $(19,535) in year ending July 2019, and cash flows used in investing activities was $0 in 2018 and $(10,375) in 2019.

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

For the years ended July 31, 2018 and 2019, expenses paid others on our behalf amounted to $0 and $0, respectively.

Non-cash investing activities consisted of deposits acquired through issuance of notes payable in the amounts of $0 and $0 for the years ended July 31, 2018 and 2019, respectively.

Non-cash financing activities consisted of common shares issued in conversion of debt in the amounts of $0 and $0 for the years ended July 31, 2018 and 2019, respectively.

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

CYBER APPS WORLD INC.

FINANCIAL STATEMENTS

July 31, 2017 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cyber Apps World Inc.

Jack Shama, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

Goaliyah@Hotmail.com

347-481-0537

To the shareholders and the board of directors of Cyber Apps World Inc.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Cyber Apps World Inc and the related statements of income, stockholders equity and cash flows for the year ending July 31, 2019. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2019 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

/s/ Jack Shama
Jack Shama, CPA
October 11, 2019

I have served as the company’s auditor since March 2019

Cyber Apps World, Inc.

Balance Sheets

	July 31,	July 31,
	2019	2018
Assets

Current assets:
Deposits	$6,931	$469

Total current assets	6,931	469

Property and equipment, net	1,360,375	-

Total assets	$1,367,306	$469

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	$100,090	$101,536
Convertible notes payable	-	29,767
Notes payable	100,000	77,593
Due to related parties	-	-

Total current liabilities	200,090	208,896

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2019; 24,319,935 and 19,519,949 issued and outstanding at July 31, 2019 and 2018, respectively.	24,320	24,320
Additional paid-in capital	9,772,742	8,347,541
Accumulated deficit	(8,629,847)	(8,580,288)

Stockholders’ deficiency	1,167,215	(208,427)

Total liabilities and stockholders’ deficiency	$1,367,306	$469

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Operations

	For the Years Ended July 31,
	2019	2018
Net sales	$-	$-

Operating expenses:
General and administrative	14,129	2,034

Loss from operations	(14,129)	(2,034)

Net loss before provision for (benefit from) income taxes	(14,129)	(2,034)

Provision for (benefit from) income taxes	-	-

Net loss	$(14,129)	$(2,034)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	20,896,984	20,896,984

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statement of Changes in Stockholders’ Deficiency
For the Years Ended July 31, 2019 and 2018

		Common	Additional
	Number of	Shares	Paid		Total
	Common	$0.00075 Par	in	Accumulated	Stockholders’
	Shares	Value	Capital	(Deficit)	(Deficit )
Opening Balance as if 1st August 2017	24,319,949	24,320	8,347,542	(8,578,255)	(206,393)
Net Loss		—		(2,034)	(2,034)
Closing Balance as of 31st July 2018	24,319,949	24,320	8,347,542	(8,580,289)	(208,427)

Opening Balance as if 1st August 2018	24,319,949	24,320	8,347,542	(8,580,289)	(208,428)
Additional Paid in Capital			1,425,200		1,425,200
Net Loss		-	-	(49,557)	(49,557)
Clsoign Balance as if 31st July 2019	24,319,949	24,320	9,772,742	(8,629,847)	1,167,215

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(audited)

	For the Years Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(14,129)	(2,034)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	—	—
Loss on disposal of property and equipment	—	—
Loss on settlement of debt	—	—
Amortization of beneficial conversion feature	—	—
Expenses paid on the company’s behalf by a third party
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	17,175	(469)
Accounts payable and accrued expenses	(22,581)	(23,887)
Net cash used in operating activities	(19,535)	(26,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development costs	(10,375)	—
Net cash used in investing activities	(10,375)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debt – front line	-	26,390
Additional Paid in Capital	30,000	-
Net cash provided by financing activities	30,000	26,390

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	90	—
Cash and cash equivalents at beginning of year	-	—

Cash and cash equivalents at end of year	90	-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	—	—
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Deposit acquired through issuance of note payable	—	—
Convertible notes issued for debt and liabilities	—	—
Common shares issued for convertible debt	—

See accompanying notes to audited financial statements

CYBER APPS WORLD INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2019 and 2018

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

Acquisition of Asset

The Company completed the acquisition of a website located at www.savinstultra.com with Real-Time Save Online Inc, a company incorporated in Wyoming, including without limitation all right, title and interest in and to the domain, content, data and all incorporated data on April 8, 2019. The Company acquired 100% undivided interest in and to the Website in consideration of issuing 11,500,000 shares of our common stock to Real-Time Save Online at closing.

The SavingsUltra Website

The Website consists of a search engine that users may access in order to compare the prices of different consumer products, which is known as a price comparison website. The initial version of the website is published and is undergoing further development. It currently features consumer items in various product categories, such as electronics, computers, cellular phones, office equipment, clothing, books, toys, and jewelry. As well, the Website includes a search function that allows users to input key words and receive a list of available consumer items that include those words. The Website was developed in Ukraine and India.

Under a new domain RtSave.com/us, we intend to further develop the website to specifically market to American consumers by providing real-time pricing for items that major U.S. retailers, including Wal-Mart, Best Buy, EBay, and Target, publish on their company websites. The Website will show products available at the lowest price among all sellers and incorporate this automatically into its digital marketing advertising. In order to access the content of the Website, consumers must register and establish an account with us and provide us with contact information, including a name, email address, and telephone number. Account holders who consent to the receipt of electronic correspondence from us will receive periodic emails from us that highlight sales items for specific consumer products that reflect their Website search interests.

During initial development, the vendor of the Website is able to offer products from 86 existing sellers and has agreements with an additional 420 sellers. As with other price comparison websites users will not be charged anything to use the Website. We intend to generate revenue by securing commission payments from retailers and other sellers. These payments will vary from seller to seller, but will either consist of a fee for each time one of our users accesses a retail website through our website, a fee for each time one of our users buys an item from a retailer or register with their website, or a flat fee for inclusion on our website. Each fee arrangement with a retailer will be negotiated separately.

Basis of Presentation

Going Concern

The Company’s financial statements for the years ended July 31, 2018 and 2019, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of July 31, 2019. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company is currently working on RT Save website and anticipates a launch date in early 2020.

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

Note 3. Property and Equipment

Property and equipment consists of:

	July 31,
	2019	2018
Equipment	$131,455	$131,455

Less: Accumulated depreciation	(131,455)	(131,455)

Property and equipment, net	$0	$0

Depreciation expense for the years ended July 31, 2018 and 2019, was $0 and $0, respectively.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2018 and 2019 consisted of:

	July 31,
	2019	2018
Accounts payable	$43,896	$50,237
Wages, paid leave and payroll related taxes	56,194	51,299

Total	$100,090	$101,536

Note 5. Convertible Notes Payable and Notes Payable

As of July 31, 2019 and 2018, the Company has a balance of convertible notes is $0 and $77,593 which is convertible into common stock at approx. $0.02 per share. If all of the debt is converted it would result in the issuance of 3,879,650 common shares. The debt is due upon demand and bears 0% interest.

As of July 31, 2019, the Company has a note payable totaling $100,000, which is due upon demand and bear 10% interest.

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

The following table sets forth the reconciliation of the basic and diluted net loss per common share computations for the years ended July 31, 2018 and 2019.

	Year Ended July 31, 2019			Year Ended July 31, 2018
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss)	$(2,034)			$(2,034)

Basic EPS	(14,129)	20,896,984	(0.00)	(2,034)	20,869,984	(0.00)

Effect of dilutive securities	—			—

Diluted EPS	$(14,129)	20,896,984	(0.00)	$(2,034)	20,869,984	(0.00)

Note 8. Income Taxes

At July 31, 2019, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $3.0 million at July 31, 2019, July 31, 2018 and July 31, 2017 respectively. The statutory tax rate is 35% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $8.6 million and $8.5 million at July 31, 2019 and July 31, 2018 respectively, will begin to expire in 2024.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2019. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2019, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of October 31, 2019 are as follows:

Name	Age	Office

Liudmilla Voinarovska	40	President, Chief Executive Officer, Treasurer, and Director

Kateryna Malenko	28	Secretary and Director

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

Kateryna Malenko is a dynamic, young Independent Sales and Business development consultant self-employed since 2011.

Ms. Malenko was born May 17, 1991 in Brest, Belorussia part of the former USSR. In June 2011 she graduated from Kharkiv Business Academy with a Bachelor’s Degree in Business Administration. After graduation Ms. Malenko took an additional course in programming and website development at Kiev State Polytechnical University in 2015 and 2016. In 2011 Ms. Malenko was working as a junior business consultant at MMS Group LTD, Kiev, Ukraine and then a project manager for the same company. MMS Group  LTD is Ukraine-based market research company offering the full range of qualitative and quantitative approaches, from full-service consultancy, to data-only services. The company works with consumer and business to business audiences across Ukraine and building a long-term partnership based on sector expertise. The company has in-house marketologists who have a profound knowledge of market research tools, have a great experience and can fully satisfy the demand of international partners of MMS Group  LTD.

In 2013 she started her own business and worked as a project manager. She successfully led projects in wholesale, with development of marketing strategy including online marketing, website building, and use of social media.

Since 2013 to the present Ms. Malenko has been a self-employed freelance business consultant. Her energetic enthusiasm for the work and knowledge of technology will move the company forward.

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

					Change in Pension Value Non-Equity and Incentive
Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Plan Compensation $ (g)	Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)	Total
Liudmilla Voinarovska,	2018	$—	$—	$—	$—	$—	$—	$—	-0-
President and Chief Executive Officer	2019	—	—	—	—	—	—	—	-0-
Kateryna Malenko	2018/2019	—	—	—	—	—	—	—	-0-

On November 6, 2018 Kateryna Malenko was appointed as Secretary and a member of the board of Directors. Twenty-five million two hundred thousand shares of common stock were issued to Kat Consulting Corp. according to a private placement subscription agreement.

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the years ended July 31, 2018 and 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 20, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Real Time Save Online	11,500,000 Common Shares	27%
30 N Gould St Ste R
Sheridan, WY 82801

Kat Consulting Corp	20,560,000 Common Shares	48.3%
18124 Wedge Pkwy, Ste 1050
Reno, NV 89511

(1) Based on 42,603,032 shares of common stock issued and outstanding as of October 28, 2019.

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

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2019 was $8,000.

(2)	Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

(3)	Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

(4)	All Other Fees.

There have been no other fees billed by our accountants in the last fiscal year of our Company.

(5)	It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)	Not applicable.

Subsequent Events

On October 1, 2019 a definitive 14C was filed and the company is in the process of completing a one (1) for four (4) split, with a change in par value from .001 per share to .00075 per share of the common stock.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company‘s Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)

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

3.1d

Certificate of Change, effective April 26, 2011, providing for a 300-for-1 reverse stock split and decrease in authorized common stock. (Incorporated by reference to Exhibit 3.1d to the Company‘s Current Report on Form 8-K, filed with the Commission on April 27, 2011.)

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

Date: October 28, 2019

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: October 28, 2019