Form 10-Q
period 2019-10-31
Cyber Apps World
filed 2019-12-13
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-50693

Cyber Apps World Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0314205
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

420 N. Nellis Blvd., Suite A3-146, Las Vegas, NV, 89110

(Address of principal executive offices) (Zip Code)

(702) 425-4289

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

42,603,032 shares of common stock are issued and outstanding as of December 13, 2019.

Table of Contents

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2019 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2019 and 2018 are not necessarily indicative of the results for the entire fiscal year or for any other period.

JACK SHAMA, CPA, MA
1498 East 32nd Street
Brooklyn, NY 11234
goaliyah@hotmail.com

347-481-0537

To the shareholders and the board of directors of Cyber Apps World Inc.

Report of In dependent Registered Public Accounting Firm.

I have reviewed the accompanying balance sheet of Cyber Apps World Inc. and the related statements of income, stockholders equity and cash flow for the three month period ending October 31, 2019. Based on my review I am not aware of any material modifications that should be made to the accompanying interim financial information for it to conform with accounting principles generally accepted in the United States of America.

Basis for review results.

These financial statements are the responsibility of the company’s management. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independentwith respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my review in accordance with the standards of the PCAOB. A review of interim financial Information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. A review of interim financial information is substantially less in scope then an audit conducted in accordance with the standards of the PCAOB, the objective of which is an expression of an opinion regarding the financial statements taken as a whole, and accordingly, no such opinion is expressed.

Jack Shama, CPA

December 3, 2019

I have served as the company’s auditor since March 2019.

Cyber Apps World, Inc.

Balance Sheets

(unaudited)

	October 31, 2019	July 31, 2019
Assets

Current assets:
Deposits	529	6,931

Total current assets	529	6,931

Property and equipment, net	1,363,702	1,360,375

Total assets	1,364,231	1,367,306

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	114,940	100,090
Convertible notes payable Notes Payable	-	-
Loan Payable	100,000	100,000
Due to related parties	-	-

Total current liabilities	214,940	200,090

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2019; 24,319,935 and 19,519,949 issued and outstanding at July 31, 2019 and 2018, respectively.	24,320	24,320

Additional paid-in capital	9,772,742	9,772,742
Accumulated deficit	(8,647,771)	(8,629,846)

Stockholders’ deficiency	1,149,291	1,167,216
Total liabilities and stockholders’ deficiency	1,364,231	1,367,306

See accompanying notes to audited financial statements

Cyber Apps World, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended October 31,
	2019	2018
Net sales	-	-

Operating expenses:
General and administrative	17,924	16,636

Loss from operations	(17,924)	(16,636)

Net loss before provision for (benefit from) income taxes	(17,924)	(16,636)

Provision for (benefit from) income taxes	-	-

Net loss	(17,924)	(16,636)

Net loss per common share - basic and diluted	(0.00)	(0.00

Weighted average number of common shares outstanding – basic and diluted	20,896,984	20,896,984

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,924)	(16,636)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	—	—
Loss on disposal of property and equipment
Loss on settlement of debt	—	—
Amortization of beneficial conversion feature	—	—
Expenses paid on the company’s behalf by a third party
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	6,372	-
Accounts payable and accrued expenses	14,849	(7,219)
Net cash used in operating activities	3,297	(23,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development costs	(3,327)	—
Net cash used in investing activities	(3,327)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Payable	-	100,000
Note Payable	-	(76,145)
Net cash provided by financing activities	-	23,855

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(30)	—
Cash and cash equivalents at beginning of year	90

Cash and cash equivalents at end of year	60	-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	—	—
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Deposit acquired through issuance of note payable	—	—
Convertible notes issued for debt and liabilities	—	—
Common shares issued for convertible debt	—	—

See accompanying notes to audited financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three Ended October 31, 2019

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World for the year ended July 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2020.

Going Concern

The Company’s financial statements for the period ended October 31, 2019, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of October 31, 2019. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2019. There were no significant changes to these accounting policies during the three months ended October 31, 2019 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 4. Subsequent Events

On December 3, 2019, the Company entered into a securities purchase agreement (“SPA”) with Crown Bridge Partners, LLC ("Crown Bridge") whereby the Company issued a convertible promissory note in the principal amount of up to $60,000 (the “Note”) to Crown Bridge. The Company has received proceeds of $20,000 in cash from Crown Bridge. Interest accrues on the outstanding principal amount of the Note at the rate of 10% per year. The Note is due and payable on 3, 2020. The Note is convertible into common stock at any time after the issue date at the lower of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day prior to the date of the Note, and (ii) 55% multiplied by the lowest trading price during the twenty-five trading day prior to the conversion date. Crown Bridge does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The Company shall have the right, exercisable on not less than three trading days’ prior written notice to Crown Bridge, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 150% of all unpaid principal and interest starting on the 91st day following the issue date. In connection with the Note, the Company provided Crown Bridge with an original issuance discount of $2,000 for its expenses and legal fees, as well as a fee of $1,500 to cover Crown Bridge’s legal expenses in connection with the SPA and Note.

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

Background

We were incorporated on July 15, 2002 under the laws of the State of Nevada under the name Titan Web Solutions, Inc. with a view to offering a full range of business consulting services in the retail specialty coffee industry in China.

On April 9, 2015 we merged with our wholly-owned subsidiary Cyber Apps World Inc. and concurrently changed our name to Cyber Apps World Inc. Our business focused on the development of mobile applications focusing on allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones.

We completed the acquisition of a website originally located at www.savinstultra.com and now located at www.rtsave.com(the “Website”), including, without limitation, the website domain, content, data, and all incorporated technology on April 19, 2019. We acquired a 100% undivided interest in and to the Website in consideration of us issuing 11,500,000 shares of our common stock to the vendor at closing.

The Website consists of a search engine that users access in order to compare the prices of different consumer products, which is known as a price comparison website. The initial version of the website is published and is undergoing further development. It currently features consumer items in various product categories, such as electronics, computers, cellular phones, office equipment, clothing, books, toys, and jewelry. As well, the Website includes a search function that allows users to input key words and receive a list of available consumer items that include those words. The Website was developed in Ukraine and India.

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

During initial development, the vendor of the Website is able to offer products from 86 existing sellers and has agreements with an additional 420 sellers. As with other price comparison websites, we will not charge users anything to use the Website. We intend to generate revenue by securing commission payments from retailers and other sellers. These payments will vary from seller to seller, but will either consist of a fee for each time one of our users accesses a retail website through our website, a fee for each time one of our users buys an item from a retailer or register with their website, or a flat fee for inclusion on our website. Each fee arrangement with a retailer will be negotiated separately.

Since our acquisition of the Website and related technology, we have retained software developers in India that have continued development of the Website for commercial deployment. Given the relative low cost of using Indian software developers, we anticipate being able to expand the development of our website at a reasonable cost compared to competitors that employ software developers in developed countries while still maintaining Website quality. The recorded value of the Website and related technology on your balance sheet at October 31, 2019 is $1,363,702, consisting of the fair value of the assets based on an independent business valuation at the time of acquisition, as well as additional capital that we have expended on the Website since the acquisition.

Results of Operations for the Three months Ended October 31, 2019 and 2018

Our net loss for the three-month period ended October 31, 2019 was $17,924(2018: $16,636), which consisted entirely of general and administrative fees. We did not generate any revenue during either three-month period in fiscal 2019 or 2018. The expenses in the current fiscal year were comparable to those that we incurred in the same period in fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2019, our current assets were $529 compared to $6,931 at July 31, 2019. As at October 31, 2019, our current liabilities were $214,940 compared to $200,090 at July 31, 2019. Current liabilities at October 31, 2019 were comprised of $114,940 in accounts payable and accrued expenses and a $100,000 loan payable.

Stockholders’ deficit increased from ($8,629,847) as of July 31, 2019 to ($8,647,771) as of October 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2019, net cash flows used in operating activities were $3,297 consisting of a net loss of $17,924, which was offset by a $14,849 non-cash component of accounts payable and accrued expenses, as well as by non-cash prepaid expenses and other current assets of $6,372. For the three-month period ended October 31, 2018, net cash flows used in operating activities were ($23,855).

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. We did not generate any cash from financing activities in the three-month period ended October 31, 2019. In the comparative period ended October 31, 2019, we generated $100,000 from a loan, $76,145 of which we used to pay an outstanding note. Thus, net cash flows from financing activities during the comparative period were $23,855.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

 As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and  procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2019, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2019. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of October 31, 2019, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 3, 2019, the Company entered into a securities purchase agreement (“SPA”) with Crown Bridge Partners, LLC ("Crown Bridge") whereby the Company issued a convertible promissory note in the principal amount of up to $60,000 (the “Note”) to Crown Bridge. The Company has received proceeds of $20,000 in cash from Crown Bridge. Interest accrues on the outstanding principal amount of the Note at the rate of 10% per year. The Note is due and payable on 3, 2020. The Note is convertible into common stock at any time after the issue date at the lower of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day prior to the date of the Note, and (ii) 55% multiplied by the lowest trading price during the twenty-five trading day prior to the conversion date. Crown Bridge does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The Company shall have the right, exercisable on not less than three trading days’ prior written notice to Crown Bridge, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 150% of all unpaid principal and interest starting on the 91st day following the issue date.  In connection with the Note, the Company provided Crown Bridge with an original issuance discount of $2,000 for its expenses and legal fees, as well as a fee of $1,500 to cover Crown Bridge’s legal expenses in connection with the SPA and Note.

The investor was a U.S. person and accredited investor as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing shares to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety

Not Applicable

Item 5. Other Information.

None

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

Date: December 13, 2019

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Liudmilla Voinarovska
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: December 13, 2019