Form 10-Q
period 2020-01-31
Cyber Apps World
filed 2020-03-10
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

(702) 805-0632

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

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☒

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

42,603,032 shares of common stock are issued and outstanding as of March 9, 2020.

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

The results of operations for the six months ended January 31, 2020 and 2018 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

Consolidated Balance Sheets

(unaudited)

	January 31, 2020	July 31, 2019
Assets

Current assets:
Deposits	34,078	6,931

Total current assets	34,078	6,931

Property and equipment, net	1,370,111	1,360,375

Total assets	1,404,189	1,367,306
Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	112,309	100,090
Convertible Notes Payable	78,000	-
Loan Payable	100,000	100,000
Due to related parties	-	-

Total current liabilities	290,309	200,090

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized as of July 31, 2019; 24,319,935 and 19,519,949 issued and outstanding at July 31, 2019 and 2018, respectively.	24,320	24,320

Additional paid-in capital	9,772,742	9,772,742
Accumulated deficit	(8,683,182)	(8,629,846)

Stockholders’ deficiency	1,113,880	1,167,216
Total liabilities and stockholders’ deficiency	1,404,189	1,367,306

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January,		January,
	2020	2019	2020	2019
Net sales	-	-	-	-

Operating expenses:
General and administrative	35,411	12,794	53,335	29,430

Loss from operations	(35,411)	(12,794)	(53,335)	(29,430)

Net loss before provision for (benefit from) income taxes	(35,411)	(12,794)	(53,335)	(29,430)

Provision for (benefit from) income taxes	-	-

Net loss	(35,411)	(12,794)	(53,335)	(29,430)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	20,896,984	20,896,984	20,896,984	20,896,984

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(53,335)	(29,430)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	—	—
Loss on disposal of property and equipment	—	—
Loss on settlement of debt	—	—
Amortization of beneficial conversion feature	—	—
Expenses paid on the company’s behalf by a third party
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	(21,988)	(11,928)
Accounts payable and accrued expenses	(5,556)	23,518
Net cash used in operating activities	(80,879)	(17,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development costs	(9,736)	—
Net cash used in investing activities	(9,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Payable	12,695	100,000
Convertible Note Payable	78,000	(107,360)
Additional Paid in Capital	-	25,200
Net cash provided by financing activities	90,695	17,840

CHANGE IN CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	80	—
Cash and cash equivalents at beginning of year	90

Cash and cash equivalents at end of year	170	-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	—	—
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Deposit acquired through issuance of note payable	—	—
Convertible notes issued for debt and liabilities
Common shares issued for convertible debt	—

See accompanying notes to audited financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Six Ended January 31, 2020

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

Going Concern

The Company’s financial statements for the period ended January 31, 2020, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of January31, 2020. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

Since its incorporation, the Company has financed its operations through advances from its controlling shareholders, third-party convertible debt, and the sale of its common stock. Management’s plans are to finance operations through the sale of equity or other investments for the foreseeable future, as the Company does not receive significant revenue from its business operations. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2019. There were no significant changes to these accounting policies during the six months ended January 31, 2020 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

On December 3, 2019, the company entered into a securities purchase agreement (“SPA”) with Crown Bridge Partners, LLC ("Crown Bridge") whereby it issued a convertible promissory note in the principal amount of up to $60,000 (the “Note”) to Crown Bridge. The company has received proceeds of $20,000 in cash from Crown Bridge. Interest accrues on the outstanding principal amount of the Note at the rate of 10% per year. The Note is due and payable on 3, 2020. The Note is convertible into common stock at any time after the issue date at the lower of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day prior to the date of the Note, and (ii) 55% multiplied by the lowest trading price during the twenty-five trading day prior to the conversion date. Crown Bridge does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to Crown Bridge, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 150% of all unpaid principal and interest starting on the 91st day following the issue date. In connection with the Note, the company provided Crown Bridge with an original issuance discount of $2,000 for its expenses and legal fees, as well as a fee of $1,500 to cover Crown Bridge’s legal expenses in connection with the SPA and Note.

On December 13, 2019, the company completed a securities purchase agreement (“SPA”) with Power Up Lending Group Ltd. (“Power Up”) whereby it issued a convertible promissory note in the principal amount of up to $925,000 (the “Note”) to Power Up. The company has received proceeds of $58,000 in cash from Power Up. Interest accrues on the outstanding principal amount of the Note at the rate of 12% per year. The Note is due and payable on December 13, 2020 with respect to the $58,000 advanced. The Note is convertible into common stock at any time 180 days after the issue date at 61% multiplied by the lowest trading price during the twenty trading day prior to the conversion date. Power Up does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to Power Up, to prepay the outstanding balance on this Note for (i) 120% of all unpaid principal and interest if paid within 60 days of the issue date; (ii) 125% of all unpaid principal and interest if paid between 61 and 90 days of the issue date; (iii) 130% of all unpaid principal and interest if paid between 91 and 120 days of the issue date; and (iv) 135% of all unpaid principal and interest if paid between 121 and 150 days of the issue date; and (v) 139% of all unpaid principal and interest if paid between 151 and 180 days of the issue date.

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

Since our acquisition of the Website and related technology, we have retained software developers in India that have continued development of the Website for commercial deployment. Given the relative low cost of using Indian software developers, we anticipate being able to expand the development of our website at a reasonable cost compared to competitors that employ software developers in developed countries while still maintaining Website quality. The recorded value of the Website and related technology on your balance sheet at January 31, 2020 is $1,370,111, consisting of the fair value of the assets based on an independent business valuation at the time of acquisition, as well as additional capital that we have expended on the Website since the acquisition. We expect that the Website will be formally launched during the spring of 2020.

Results of Operations for the Six months Ended January 31, 2020 and 2019

Our net loss for the six-month period ended January 31, 2020 was $53,335 (2019: $29,430), which consisted entirely of general and administrative fees. We did not generate any revenue during either six-month period in fiscal 2020 or 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2020, our current assets were $34,078 compared to $6,931 at July 31, 2019. The increase in current assets in the current fiscal year relates to convertible loans that we have received from arm’s length third parties. As at January 31, 2020, our current liabilities were $290,309 compared to $200,090 at July 31, 2019. Current liabilities at January 31, 2020 were comprised of $190,309 in accounts payable and accrued expenses and a $100,000 loan payable.

Stockholders’ deficit increased from ($8,629,847) as of July 31, 2019 to ($8,683,182) as of January 31, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2020, net cash flows used in operating activities were ($80,879) consisting of a net loss of ($53,335), prepaid expenses and other current assets of ($21,988), and accounts payable and accrued liabilities ($5,556). For the six-month period ended January 31, 2019, net cash flows used in operating activities were ($17,840).

Cash Flows from Investing Activities

We used $9,736 net cash in investing activities during the six-month period ended January 31, 2020 in order to fund website development costs. We did not have any cash flows from investment activities in the comparable period in fiscal 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the six-month period ended January 31, 2020, we received loans totaling $90,695. In the comparative period ended January 31, 2019, we generated $100,000 from a loan and $25,200 from additional paid in capital. Of these amounts, we used $107,360 to retire a note payable. Thus, net cash flows from financing activities during the comparative period were $17,840.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2020, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2020. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of January 31, 2020, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2020 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Cyber Apps World, Inc.

By:	/s/ LiudmillaVoinarovska
Chief Executive Officer and Principal Financial Officer

Date: March 9, 2020

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ LiudmillaVoinarovska
LiudmillaVoinarovska
(President, Chief Executive Officer and Director)

Date: March 9, 2020