Form 10-Q
period 2020-04-30
Cyber Apps World
filed 2020-05-18
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

170, 912,128 shares of common stock are issued and outstanding as of May 15, 2020.

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

The results of operations for the nine months ended April 30, 2020 and 2019 are not necessarily indicative of the results for the entire fiscal year or for any other period.

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

goaliyah@hotmail.com

347-481-0537

To the shareholders and the board of directors of Cyber Apps World Inc.

Report of Independent Registered Public Accounting Firm.

I have reviewed the accompanying balance sheet of Cyber Apps World Inc. and the related statements of income, stockholders equity and cash flow for the three month period ending April 30, 2020. Based on my review I am not aware of any material modifications that should be made to the accompanying interim financial information for it to conform with accounting principles generally accepted in the United States of America.

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

May 8, 2020

I have served as the company’s auditor since March 2019.

Cyber Apps World, Inc.

Consolidated Balance Sheets

(unaudited)

	April 30,	July 31,
	2020	2019
Assets
Current assets:
Cash & Cash Equivalents
Deposits	18,113	6,931
Total current assets	18,113	6,931
Property & Equipment, net
Goodwill	964,581	964,581
Software	407,979	395,794
Total assets	1,390,673	1,367,306

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	118,213	100,090
Convertible Note Payable	122,500
Loan Payable	100,000	100,000
Due to Related Parties	-	-
Total Current Liabilities	340,713	200,090
Commitments and contingencies	-	-
Stockholders’ deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.00075 par value, 250,000,000 shares authorized as of April 30, 2020; 170,912,128 issued and outstanding at April 30, 2020 and 24,319,935 at July 31st, 2019, respectively.	24,320	24,320
Additional paid-in capital	9,772,742	9,772,742
Accumulated deficit	(8,747,102)	(8,629,846)
Stockholders’ deficiency	1,049,959	1,167,216
Total liabilities and stockholders’ equity	1,390,673	1,367,306

The accompanying notes are an integral part of these condensed financial statements

Cyber Apps World, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2020	2019	2020	2019
Net Sales	$-	$-	-	-

Operating expenses:
General and administrative	63,921	5,998	117,256	35,429
Research & Development	-	-	-	-

Total operating expenses	63,921	5,998	117,256	35,429

Income / (Loss) from operations	(63,921)	(5,998)	(117,256)	(35,429)

Other (expenses)/ income	-	-	-	-

Net Income / (Loss) before provision for income	$(63,921)	$(5,998)	(117,256)	(35,429)

Provision for (benefit from) income taxes	-	-	-	-
Net Income / (Loss)	$(63,921)	$(5,998)	(117,256)	(35,429)

Net Income per common share- basic and diluted	$-	$-	-	-
Weighted average number of common shares outstanding- basic and diluted	26,819,935	26,819,935	26,819,935	26,819,935

The accompanying notes are an integral part of these consolidated financial statements

Cyber Apps World, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended,
	April, 2020	April, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	(117,256)	(35,429)
Adjustments to reconcile net loss to net cash utilized in operating activies
Change in Deposit	(11,182)	(23,547)
Change in accounts payable and accrued expenses	18,123	21,135
Change in other receivable	-	-
Net cash used in operating activities	(110,315)	(37,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Goodwill	-	(964,581.00)
Software	(12,185)	(385,419)
Net cash used in investing activities	(12,185)	(1,350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Payable	-	100,000
Note Payable	122,500	-
Due to Front line	-	(107,360.31)
Additional Paid in Capital	-	1,395,200.00
Net cash provided by financing activities	122,500	1,387,840

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of Period	$-	$-

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Nine Months Ended April 30, 2020

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World Inc for the year ended July 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2020.

Going Concern

The Company’s financial statements for the period ended April 30, 2020, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of April 30, 2020. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2019. There were no significant changes to these accounting policies during the nine months ended April 30, 2020 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

On December 3, 2019, the company entered into a securities purchase agreement (“SPA”) with Crown Bridge Partners, LLC (“Crown Bridge”) whereby it issued a convertible promissory note in the principal amount of up to $60,000 (the “Note”) to Crown Bridge. The company has received proceeds of $20,000 in cash from Crown Bridge. Interest accrues on the outstanding principal amount of the Note at the rate of 10% per year. The Note is due and payable on December 3, 2020. The Note is convertible into common stock at any time after the issue date at the lower of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day prior to the date of the Note, and (ii) 55% multiplied by the lowest trading price during the twenty-five trading day prior to the conversion date. Crown Bridge does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to Crown Bridge, to prepay the outstanding balance on this Note for (i) 135% of all unpaid principal and interest if paid within 90 days of the issue date and (ii) 150% of all unpaid principal and interest starting on the 91st day following the issue date. In connection with the Note, the company provided Crown Bridge with an original issuance discount of $2,000 for its expenses and legal fees, as well as a fee of $1,500 to cover Crown Bridge’s legal expenses in connection with the SPA and Note.

On December 13, 2019, the company completed a securities purchase agreement (“SPA”) with Power Up Lending Group Ltd. (“Power Up”) whereby it issued a convertible promissory note in the principal amount of up to $925,000 (the “Note”) to Power Up. The company has received proceeds of $58,000 in cash from Power Up. Interest accrues on the outstanding principal amount of the Note at the rate of 12% per year. The Note is due and payable on December 13, 2020 with respect to the $58,000 advanced. The Note is convertible into common stock at any time 180 days after the issue date at 61% multiplied by the lowest trading price during the twenty trading day prior to the conversion date. Power Up does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to Power Up, to prepay the outstanding balance on this Note for (i) 120% of all unpaid principal and interest if paid within 60 days of the issue date; (ii) 125% of all unpaid principal and interest if paid between 61 and 90 days of the issue date; (iii) 130% of all unpaid principal and interest if paid between 91 and 120 days of the issue date; and (iv) 135% of all unpaid principal and interest if paid between 121 and 150 days of the issue date; and (v) 139% of all unpaid principal and interest if paid between 151 and 180 days of the issue date. During the fiscal period ended April 30, 2020, the Company opted to prepay the Note and extinguish this convertible debt.

On April 15, 2020, the company entered into a securities purchase agreement (“SPA”) with Fidelis Capital, LLC. (“Fidelis”) whereby it issued a convertible promissory note in the principal amount of $45,000 (the “Note”) to Fidelis. The company has received proceeds of $45,000 in cash from East Coast. Interest accrues on the outstanding principal amount of the Note at the rate of 12% per year, which is compounded monthly. The Note is due and payable on April 15, 2021. The Note is convertible into common stock at any time 180 days after the issue date at 60% multiplied by the lowest trading price during the previous twenty trading day prior to the conversion date. Fidelis does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to Fidelis, to prepay the outstanding balance on this Note for 115% of all unpaid principal and interest if paid within 180 days of the issue date. In connection with the Note, the company provided Fidelis with an original issuance discount of $5,000 for its expenses and legal fees.

On April 15, 2020, the company entered into a securities purchase agreement (“SPA”) with East Capital Investment Corp. (“East Capital”) whereby it issued a convertible promissory note in the principal amount of up to $57,500 (the “Note”) to East Capital. The company has received proceeds of $57,500 in cash from East Capital. Interest accrues on the outstanding principal amount of the Note at the rate of 12% per year, which is compounded monthly. The Note is due and payable on April 15, 2021. The Note is convertible into common stock at any time 180 days after the issue date at 60% multiplied by the lowest trading price during the previous twenty trading day prior to the conversion date. East Capital does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to East Capital, to prepay the outstanding balance on this Note for 110% of all unpaid principal and interest if paid within 180 days of the issue date. In connection with the Note, the company provided East Capital with an original issuance discount of $7,500 for its expenses and legal fees.

Note 4. Subsequent Events

Subsequent to the fiscal period ended April 30, 2020, the company opted to prepay the Note that it issued to Crown Bridge and extinguish this convertible debt.

Subsequent to the fiscal period ended April 30, 2020, the company entered into a securities purchase agreement (“SPA”) with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) whereby it issued a convertible promissory note in the principal amount of up to $68,000 (the “Note”) to Geneva Roth. The company has received proceeds of $65,000 in cash from Geneva Roth. Interest accrues on the outstanding principal amount of the Note at the rate of 10%. The Note is due and payable on May 1, 2021. The Note is convertible into common stock at any time 180 days after the issue date at 61% multiplied by the lowest trading price during the previous twenty trading day prior to the conversion date. Geneva Roth does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to Geneva Roth, to prepay the outstanding balance on this Note for 130% of all unpaid principal and interest if paid within 180 days of the issue date. In connection with the Note, the company provided Fidelis with an original issuance discount of $3,000 for its expenses and legal fees.

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

We completed the acquisition of a website originally located at www.savinstultra.com and now located at www.rtsave.com (the “Website”), including, without limitation, the website domain, content, data, and all incorporated technology on April 19, 2019. We acquired a 100% undivided interest in and to the Website in consideration of us issuing 11,500,000 shares of our common stock to the vendor at closing.

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

Since our acquisition of the Website and related technology, we have retained software developers in India that have continued development of the Website for commercial deployment. Given the relative low cost of using Indian software developers, we anticipate being able to expand the development of our website at a reasonable cost compared to competitors that employ software developers in developed countries while still maintaining Website quality. The recorded value of the Website and related technology on your balance sheet at April 30, 2020 is $407,979, consisting of the fair value of the assets based on an independent business valuation at the time of acquisition, as well as additional capital that we have expended on the Website since the acquisition. We expect that the Website will be formally launched during the spring of 2020.

Results of Operations for the Nine months Ended April 30, 2020 and 2019

Our net loss for the nine-month period ended April 30, 2020 was $117,256 (2019: $35,429), which consisted entirely of general and administrative fees. We did not generate any revenue during either nine-month period in fiscal 2020 or 2019. The expenses in the current fiscal year were higher compared to those in the comparable period in fiscal 2019 due to increased expenses that we have incurred in connection with our development of the Website.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2020, our current assets were $18,113 compared to $6,931 at July 31, 2019. The increase in current assets in the current fiscal year relates to convertible loans that we have received from arm’s length third parties. As at April 30, 2020, our current liabilities were $340,713 compared to $200,090 at July 31, 2019. Current liabilities at April 30, 2020 were comprised of $118,213 in accounts payable and accrued expenses, a $100,000 loan payable and notes payable of $122,500.

Stockholders’ deficit increased from ($8,629,846) as of July 31, 2019 to ($8,747,102) as of April 30, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2020, net cash flows used in operating activities were ($110,315) consisting of a net loss of ($117,256), prepaid expenses and other current assets of ($11,182), and accounts payable and accrued liabilities $18,123. For the nine-month period ended April 30, 2019, net cash flows used in operating activities were ($37,840).

Cash Flows from Investing Activities

We used ($12,185) net cash in investing activities during the nine-month period ended April 30, 2020 in order to fund website development costs. We did have cash flows from investment activities in the comparable period in fiscal 2019 of ($1,350,000).

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the nine-month period ended April 30, 2020, we received loans totaling $122,500. In the comparative period ended April 30, 2019, we generated $100,000 from a loan and $1,395,200 from additional paid in capital. Of these amounts, we used $107,360 to retire a note payable. Thus, net cash flows from financing activities during the comparative period were $13,87,840.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2020, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2020. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2020, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2020 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 15, 2020, the company entered into a securities purchase agreement (“SPA”) with Fidelis Capital, LLC. (“Fidelis”) whereby it issued a convertible promissory note in the principal amount of $45,000 (the “Note”) to Fidelis. The company has received proceeds of $45,000 in cash from East Coast. Interest accrues on the outstanding principal amount of the Note at the rate of 12% per year, which is compounded monthly. The Note is due and payable on April 15, 2021. The Note is convertible into common stock at any time 180 days after the issue date at 60% multiplied by the lowest trading price during the previous twenty trading day prior to the conversion date. Fidelis does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to Fidelis, to prepay the outstanding balance on this Note for 115% of all unpaid principal and interest if paid within 180 days of the issue date. In connection with the Note, the company provided Fidelis with an original issuance discount of $5,000 for its expenses and legal fees.

On April 15, 2020, the company entered into a securities purchase agreement (“SPA”) with East Capital Investment Corp. (“East Capital”) whereby it issued a convertible promissory note in the principal amount of up to $57,500 (the “Note”) to East Capital. The company has received proceeds of $57,500 in cash from East Capital. Interest accrues on the outstanding principal amount of the Note at the rate of 12% per year, which is compounded monthly. The Note is due and payable on April 15, 2021. The Note is convertible into common stock at any time 180 days after the issue date at 60% multiplied by the lowest trading price during the previous twenty trading day prior to the conversion date. East Capital does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to East Capital, to prepay the outstanding balance on this Note for 110% of all unpaid principal and interest if paid within 180 days of the issue date. In connection with the Note, the company provided East Capital with an original issuance discount of $7,500 for its expenses and legal fees.

On May 1, 2020, the company entered into a securities purchase agreement (“SPA”) with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) whereby it issued a convertible promissory note in the principal amount of up to $68,000 (the “Note”) to Geneva Roth. The company has received proceeds of $65,000 in cash from Geneva Roth. Interest accrues on the outstanding principal amount of the Note at the rate of 10%. The Note is due and payable on May 1, 2021. The Note is convertible into common stock at any time 180 days after the issue date at 61% multiplied by the lowest trading price during the previous twenty trading day prior to the conversion date. Geneva Roth does not have the right to convert the Note to the extent that it would beneficially own in excess of 4.99% of our outstanding common stock. The company shall have the right, exercisable on not less than three trading days’ prior written notice to Geneva Roth, to prepay the outstanding balance on this Note for 130% of all unpaid principal and interest if paid within 180 days of the issue date. In connection with the Note, the company provided Fidelis with an original issuance discount of $3,000 for its expenses and legal fees.

We completed these offerings pursuant to Rule 506 of Regulation D of the Securities Act.

Regulation D and Rule 506 Compliance

No advertising or general solicitation was employed in offering the securities. The offer and sales were made to accredited investors and we have restricted transfer of the securities in accordance with the requirements of the Securities Act of 1933, as amended.

Pursuant to the limitations on resale contained in Regulation D, we exercised reasonable care to assure that purchasers were not underwriters within the meaning of section 2(11) of the Act by inquiring of the purchaser the following: (1) that the purchasers were purchasing the securities for the purchasers’ own accounts for investment purposes and not with a view towards distribution, and (2) that the purchasers had no arrangement or intention to sell the securities. Further, written disclosure was provided to each purchaser prior to the sale that the securities have not been registered under the Act and, therefore, cannot be resold unless the securities are registered under the Act or unless an exemption from registration is available.

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

Cyber Apps World, Inc.

By:	/s/ Mohammed Irfan Rafimiya Kazi
Chief Executive Officer and Principal Financial Officer

Date: May 15, 2020

In  accordance  with the  Securities  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mohammed Irfan Rafimiya Kazi
Liudmilla Voinarovska
(President, Chief Executive Officer and Director)

Date: May 15, 2020