Form 10-K
Cyber Apps World
filed 2020-08-07
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Years Ended July 31, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 000-50693

Cyber Apps World Inc.

(Name of Registrant as Specified in Its Charter)

Nevada	90-0314205
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9436 W. Lake Mead Blvd., Suite 5-53, Las Vegas, Nevada	89134
(Address of Principal Executive Offices)	(Zip Code)

(702) 805-0632

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $3,413,770 based on the price at which the common stock was last sold on January 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2020 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

Prior Operations

We were incorporated on July 15, 2002 under the laws of the State of Nevada under the name Titan Web Solutions, Inc. with a view to offering a full range of business consulting services in the retail specialty coffee industry in China.

On April 9, 2015 we merged with our wholly-owned subsidiary Cyber Apps World Inc. and concurrently changed our name to Cyber Apps World Inc. Our business focused on the development of mobile applications focusing on allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones. We have not been successful in developing revenue from our operations.

SmartSaveNow Website

We completed the acquisition of a website originally located at www.savinstultra.com and now to be located at www.smartsavenow.com (the “Website”), including, without limitation, the website domain, content, data, and all incorporated technology on April 19, 2019. We acquired a 100% undivided interest in and to the Website in consideration of us issuing 11,500,000 shares of our common stock to the vendor at closing.

The Website consists of a search engine that users access in order to compare the prices of different consumer products, which is known as a price comparison website. The initial version of the website is published and is undergoing further development. It currently features consumer items in various product categories, such as electronics, computers, cellular phones, office equipment, clothing, books, toys, and jewelry. As well, the Website includes a search function that allows users to input key words and receive a list of available consumer items that include those words. The Website was developed in the Ukraine and India.

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

Since our acquisition of the Website and related technology, we have retained software developers in India that have continued development of the Website for commercial deployment. Given the relative low cost of using Indian software developers, we anticipate being able to expand the development of our website at a reasonable cost compared to competitors that employ software developers in developed countries while still maintaining Website quality. The recorded value of the Website and related technology on your balance sheet at July 31, 2020 is consisting of the fair value of the assets based on an independent business valuation at the time of acquisition, as well as additional capital that we have expended on the Website since the acquisition. We expect that the Website will be formally launched during the late summer of 2020.

Our financial statements for the period ended July 31, 2020 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have not generated any revenue as of July 31, 2020. Management recognizes that our continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as we continue to incur losses.

Since our incorporation, we have financed our operations almost exclusively through our sale of equity and through advances from our shareholders. Management’s plans are to finance operations through the sale of equity or other investments for the foreseeable future, as we may not receive significant revenue from our and proposed business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

Our ability to raise additional capital is affected by trends and uncertainties beyond its control. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us. These uncertainties raise substantial doubt about our ability to continue as a going concern.

Competition

The global e-commerce market, including price comparison website marketing, is highly competitive because of the presence of many large established players. Some of the largest competitors are Google Shopping, NexTag, PriceGrabber, Shopping.com, Shopzilla, Become, Bing Shopping, and Pronto. As well, there are numerous small competitors that will compete with us.

Price comparison websites and mobile applications are segmented into different types from consumer products comparison sites to some specialist sites that focus on specific products.

Patents and Trademarks

Due to the costs involved and the potential inability to qualify, we have not filed for patent protection of our products and our trademarks. We have not sought legal advice regarding whether or not patent protection of our technology is possible. Accordingly, our business is subject to the risk that competitors could either copy our technology or release competing products.

Subject to financing, we will seek legal advice regarding the potential to patent our website features and will consider filing for trademark protection of our SmartSaveNow name, logo, and related website content.

Government Regulation

We are subject to laws that require protection of user privacy and user data. In our processing of account registrations, we will receive and store a large volume of personally identifiable data. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world, including the United States through its Privacy Act and the Commission of the European Union through its General Data Protection Regulation. Such government action is typically intended to protect the privacy of personal data that is collected, processed, and transmitted in or from the governing jurisdiction.

In addition, our long-term business strategy may include geographic expansion into additional jurisdictions, many of which regions and countries have different legislation, regulatory environments, and tax laws. Compliance with legal, regulatory, and tax requirements around the world places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory, or tax consequences, which may have an adverse effect on our business.

Research and Development

We have not incurred any expenditures on research and development activities. Real-Time Save Online conducted all research and development involved in the website and technology that we have acquired.

Employees

As of the date of this report, we have no employees. We have retained independent consultants and contractors in India who are presently completing the necessary additional development of the Website.

Subsidiaries

We purchased all of the assets comprising the Website from Real-Time Save Online Inc., a Wyoming corporation. We may transfer these assets into a wholly-owned subsidiary in the future, but we do not currently have any subsidiaries.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interest in real property. Our mailing address is 9436 W. Lake Mead Blvd., Ste. 5-53, Las Vegas NV 89134, for which we pay $15.00 per month, on a month-to-month basis.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock trade on the OTC Markets Pink Sheets under the symbol “CYAP”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The market for the Company’s common stock is illiquid and investors may not be able to sell their shares. There is no established trading market for the Company’s common stock.

As of August 6, 2020, there were approximately 2,187 beneficial owners of record of the Company’s common stock. During the Company’s previous eight fiscal quarters, the high and low trading prices as reported by Yahoo Finance were as follows:

Period	High	Low
August 1, 2018 to October 31, 2018	$0.1727	$0.0562
November 1, 2018 to January 31, 2019	$0.1125	$0.0252
February 1, 2019 to April 30, 2019	$0.10	$0.0281
May 1, 2019 to July 31, 2019	$0.0875	$0.0675
August 1, 2019 to October 31, 2019	$0.1275	$0.0675
November 1, 2019 to January 31, 2020	$0.1375	$0.0725
February 1, 2020 to April 30, 2020	$0.22	$0.075
May 1, 2020 to July 31, 2020	$0.24	$0.151

The above trading prices have not been adjusted for:

1.	the Company’s reverse split, effective February 19, 2019, whereby each 45 pre-reverse split shares of common stock were exchanged for one post-reverse split share; and

2.	the Company’s forward split, effective February 10, 2020, whereby each pre-split share of common stock was exchanged for four post-split shares.

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

Results of Operations in Fiscal 2020 and 2019

We have not earned any revenue from our operations in fiscal 2019 and 2020. During the fiscal year ended July 31, 2020, we incurred net losses of $233,024 (2019: $14,129) consisting entirely of general and administrative fees. The increase in general and administrative fees in fiscal 2020 is a result of increased business activity relating to the development of our SmartSaveNow website.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2020, our current assets consisted of $1,100 in cash and deposits and our total liabilities were $443,509, which consisted of convertible notes payable of $190,300, loans payable of $126,785, and accounts payable and accrued expenses of $126,474. As of July 31, 2019, cash and cash equivalents were $6,931 in cash and deposits and our total liabilities were $200,090, which consisted of loans payable of $100,000, and accounts payable and accrued expenses of $100,090. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2020, net cash flows used in operating activities were ($200,785) consisting of our net loss for the period, adjusted for accounts payable of $26.384 & deposits of $5,856 . For the fiscal year ended July 31, 2019, net cash flows used in operating activities were ($19,535) consisting of our net loss for the period, adjusted for accounts payable of $(22,581) and deposits of $17,175 that did not impact our cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either third-party or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2020, net cash from financing activities was $217,035, which consisted entirely of notes payable and loans payable. In fiscal 2019, we sold a total of 10,000,000 shares of our common stock during the year for proceeds of $30,000.

Cash Flows from Investment Activities

For the fiscal year ended July 31, 2020, we spent $16,225 of our cash for software development. In the comparative period in fiscal 2019, we spent $10,375 in development costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern

Since our incorporation, we have financed our operations through advances from our shareholders, and by payments made by a third party. We expect to finance operations through the sale of equity or other investments for the foreseeable future, as we do not receive significant revenue from our business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

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

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. We base its estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of our financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Evaluation of Long-Lived Assets

We review property and equipment for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”. An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.

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

July 31, 2019 and 2020

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

347-481-0537

To the shareholders and the board of directors of Cyber Apps World Inc.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Cyber Apps World Inc. and the related statements of income, stockholders equity and cash flow for the year ending July 31, 2020. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2020 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

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

August 5, 2020

I have served as the company’s auditor since March 2019.

Cyber Apps World, Inc.

Balance Sheets

(unaudited)

`	July 31, 2020	July 31, 2019

Assets
Current assets:
Cash & Cash Equivalents	115	90
Deposits	985	6,841
Total current assets	1,100	6,931
Property & Equipment, net
Goodwill	964,581	964,581
Software	412,019	395,794
Total assets	1,377,700	1,367,306

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued expenses	126,474	100,090
Convertible Note Payable	190,300
Loan Payable	126,735	100,000
Due to Related Parties	-	-
Total Current Liabilities	443,509	200,090
Commitments and contingencies	-	-
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.00075 par value, 250,000,000 shares authorized as of April 30, 2020; 170,912,128 issued and outstanding at April 30, 2020 and 24,319,935 at July 31st, 2019, respectively.	24,320	24,320
Additional paid-in capital	9,772,742	9,772,742
Accumulated deficit	(8,862,871)	(8,629,847)
Stockholders' deficiency	934,191	1,167,215
Total liabilities and stockholders' equity	1,377,700	1,367,306

The accompanying notes are an integral part of these condensed financial statements

Cyber Apps World, Inc.

Statements of Operations

(unaudited)

	For the year ended July 31,
	2020	2019
Net Sales	-	-

Operating expenses:
General and administrative	233,024	14,129
Research & Development	-	-

Total operating expenses	233,024	14,129

Income / (Loss) from operations	(233,024)	(14,129)

Other (expenses)/ income	-	-

Net Income / (Loss) before provision for income taxes	$(233,024)	$(14,129)

Provision for (benefit from) income taxes	-	-
Net Income / (Loss)	$(233,024)	$(14,129)

Net Income per common share- basic and diluted	-	-
Weighted average number of common shares outstanding- basic and diluted	26,819,935	20,896,984

The accompanying notes are an integral part of these consolidated financial statements

Cyber Apps World, Inc.

Statement of Changes in Stockholders’ Deficiency

For the Years Ended July 31, 2020 and 2019

	Number of Common Shares	Common Shares $0.001	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)
Opening Balance as of 1st August 2018	24,319,949	24,320	8,347,542	(8,580,289)	(208,428)
Additional Paid in Capital			1,425,200		1,425,200
Net Loss		—		(14,129)	(14,129)
Closing Balance as of 31st July 2019	24,319,949	24,320	9,772,742	(8,594,418)	1,202,643

Opening Balance as of 1st August 2019	24,319,949	24,320	9,772,742	(8,594,418)	1,202,643
Net Loss		-	-	(233,024)	(233,024)
Closing Balance as of 31st July 2020	24,319,949	24,320	9,772,742	(8,827,442)	969,619

See accompanying notes to audited financial statements

Cyber Apps World, Inc.

Statements of Cash Flows

(unaudited)

	For the Years Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	(233,024)	(14,129)
Adjustments to reconcile net loss to net cash utilized in operating activies
Change in Deposit	5,856	17,175
Change in accounts payable and accrued expenses	26,384	(22,581)
Change in other receivable	-	-
Net cash used in operating activities	(200,785)	(19,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Goodwill	-	-
Software	(16,225)	(10,375)
Net cash used in investing activities	(16,225)	(10,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Payable	26,735	30,000
Note Payable	190,300	-
Due to Front line	-	-
Additional Paid in Capital	-	-
Net cash provided by financing activities	217,035	30,000

CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	25	90
Cash and cash equivalents at beginning of year	90	-
Cash and cash equivalents at end of Period	115	$90

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CYBER APPS WORLD INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2020 and 2019

Note 1. Financial Statement Presentation

Cyber Apps World Inc. (the “Company”) following the merger with the Company’s wholly-owned subsidiary on December 24, 2012 (formed for the sole purpose of merging with its parent), continued working on the further development of the lithium batteries technology licensed from Terra Inventions Corp. (formerly Li-ion Motors Corp.) (“Terra”), the Company’s former parent. Consultants for the Company were also working on the solar concentrating electric power generating system working independently.

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

Under a new domain SmartSaveNow.com (previously RtSave.com), we intend to further develop the Website to specifically market to American consumers by providing real-time pricing for items that major U.S. retailers, including Wal-Mart, Best Buy, EBay, and Target, publish on their company websites. The Website will show products available at the lowest price among all sellers and incorporate this automatically into its digital marketing advertising. In order to access the content of the Website, consumers must register and establish an account with us and provide us with contact information, including a name, email address, and telephone number. Account holders who consent to the receipt of electronic correspondence from us will receive periodic emails from us that highlight sales items for specific consumer products that reflect their Website search interests.

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

Basis of Presentation

Going Concern

The Company’s financial statements for the years ended July 31, 2019 and 2020, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of July 31, 2020. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company is currently working on SmartSaveNow.com website and anticipates a launch date in summer of 2020.

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

Note 3. Property and Equipment

Property and equipment consists of:

	July 31,
	2020	2019

Equipment	$131,455	$131,455

Less: Accumulated depreciation	(131,455)	(131,455)

Property and equipment, net	$0	$0

Depreciation expense for the years ended July 31, 2020 and 2019, was $0 and $0, respectively.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at July 31, 2020 and 2019 consisted of:

	July 31,
	2020	2019

Accounts payable	$65,291	$43,896
Wages, paid leave and payroll related taxes	61,183	56,194

Total	$126,474	$100,090

Note 5. Convertible Notes Payable and Notes Payable

As of July 31, 2020 and 2019, the Company has a balance of convertible notes is $190,300, including interest and accumulated prepayment expense, and $0 which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes are due and payable on dates ranging from April 15, 2021 to May 1, 2021 and bear interest at rates ranging from 10% per annum to 12% per annum compounded monthly.

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

On February 1, 2019, the Company filed with the Secretary of State of Nevada a Certificate of Change that affected a 1:45 reverse split, effective February 19, 2019, in the Company’s outstanding common stock and a concurrent increase in the authorized common stock to 50,000,000 shares with par value $0.01.

On October 23, 2019, the Company’s filed with the Secretary of State of Nevada a Certificate of Change that affected a 4:1 forward split, effective February 10, 2020, in the Company’s outstanding common stock and a concurrent increase in the authorized common stock to 250,000,000 shares with par value $0.00075.

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

	Year Ended			Year Ended
	July 31, 2020			July 31, 2019
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(233,024)	26,819,935	(0.008)	(14,129)	20,869,984	(0.0006)

Basic EPS	(233,024)	26,819,935	(0.008)	(14,129)	20,869,984	(0.0006)

Effect of dilutive securities	—			—

Diluted EPS	$(233,024)	26,819,935	(0.008)	$(14,129)	20,869,984	(0.0006)

Note 8. Income Taxes

At July 31, 2020, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.9 million at July 31, 2020 and July 31, 2019 respectively. The statutory tax rate is 21% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $8.8 million and $8.6 million at July 31, 2020 and July 31, 2019 respectively, will begin to expire in 2024.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2020. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2020 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.	Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2020, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Mohammed Irfan Rafimiya Kazi	President, CEO, CFO, and Director	42	March 10, 2020 to present
Kateryna Malenko	Secretary and Director	29	November 2, 2018 to present

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Mohammed Irfan Rafimiya Kazi has acted as our President, CEO, CFO, and as a director since March 10, 2020. From January 2012 to February 2020, Mr. Kazi acted as a website developer and technical manager for various companies, including Nuclear Power Corporation of India, E-Digix Technologies Pvt. Ltd., and Virtual Height IT Services Pvt. Ltd., all of which are based in India. He earned a Bachelor of Computer Application degree from Farah Institute of Computer Science in Hyderabad in 2003.

Kateryna Malenko has acted as our secretary and as a director since November 2, 2018. She has been self-employed as an independent sales and business development consultant since 2011. In June 2011, Ms. Malenko graduated from Kharkiv Business Academy with a Bachelor’s Degree in Business Administration. After graduation, she took an additional course in programming and website development at Kiev State Polytechnical University in 2015 and 2016. In 2011, Ms. Malenko was working as a junior business consultant at MMS Group LTD, Kiev, Ukraine and then a project manager for the same company. She has also acted a President, CEO, treasurer, and a director of Quantum Business Strategies, Inc., a reporting, non-trading company, since December 2016.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2020, all such filing requirements applicable to its officers and directors were complied with, except that Kateryna Malenko was required to file a Form 4 after the forward-split of our common stock on February 10, 2020.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officer.

Audit Committee

We do not have a formal audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation.

The following table sets forth the compensation paid by us for the last three completed fiscal years ending for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mohammed Ifran Rafimiya Kazi President and CEO	2020	0	0	0	0	0	0	0	0
Liudmilla Voinarovska Former President and CEO	2020 2019 2018	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Kateryna Malenko Secretary	2020 2019 2018	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as August 6, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Mohammed Ifran Rafimiya Kazi	0	0%
9436 W. Lake Mead Blvd., Ste. 5-53	shares of common stock
Las Vegas, NV 89134

Kateryna Malenko, Secretary and Director	82,240,000	48.12%
18124 Wedge Pkwy Suite 1050	shares of common stock
Reno, NV 89511

Mehboob Charania	46,000,000	26.91%
30 North Gould Street, Suite R	shares of common stock
Sheridan, WY, 82801

All directors and officers as a group that consists of two persons	82,240,000 shares of common stock	48.12%

The shares that Kateryna Malenko beneficially owns are held in Kat Consulting Corp., a private company that she controls.

The shares that Mehboob Charania beneficially owns are held in Real-Time Save Online Inc., a private company that he controls.

The percent of common stock that each shareholder owns is based on 170,912,128 shares of common stock issued and outstanding as of the date of this Offering Circular.

None of the above shareholders have any right to acquire additional shares of common stock in the capital of the Company. There are no arrangements that may result in our change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 19, 2019, we completed the acquisition of a website originally located at www.savinstultra.com and now to be located at www.smartsavenow.com (the “Website”), including, without limitation, the website domain, content, data, and all incorporated technology, from Real-Time Save Online Inc., a private Wyoming company owned by Mehboob Charania. We issued 11,500,000 shares of our common stock to the vendor at closing. As a result of the transaction, the vendor became a greater than 10% holder of our common stock.

Otherwise, during the Company’s most two most recently completed fiscal years ended July 31, 2020 and 2019, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Director Independence

We currently have two directors: Mohammed Irfan Rafimiya Kazi and Kateryna Malenko. Our common stock is quoted on the OTC Markets Pink Sheets, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not have any independent directors.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2020 was $9,681.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)

3.1a	Certificate of Change, effective October 23, 2019, providing for a 4-for-1 stock split and increase in authorized common stock.

3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)

31.	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: August 6, 2020

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
(President, Chief Executive Officer and Director)

Date: August 6, 2020