Form 10-K/A
Cyber Apps World
filed 2020-08-13
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K/A, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2020 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

As of August 12, 2020, there were approximately 2,187 beneficial owners of record of the Company’s common stock. During the Company’s previous eight fiscal quarters, the high and low trading prices as reported by Yahoo Finance were as follows:

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

Cyber Apps World, Inc.

Balance Sheet

(Audited)

	July 31, 2020	July 31, 2019

Assets
Current assets:
Cash & Cash Equivalents	115	90
Deposits	985	6,841
Total current assets	1,100	6,931
Property & Equipment, net
Goodwill	964,581	964,581
Software	412,019	395,794
Total assets	1,377,700	1,367,306

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	126,474	100,090
Convertible Note Payable	190,300
Loan Payable	126,735	100,000
Due to Related Parties	-	-
Total Current Liabilities	443,509	200,090
Commitments and contingencies	-	-
Stockholders’ deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.00075 par value, 250,000,000 shares authorized as of July 31, 2020; 170,912,128 issued and outstanding at July 31, 2020 and 24,319,935 at July 31st, 2019, respectively.	24,320	24,320
Additional paid-in capital	9,772,742	9,772,742
Accumulated deficit	(8,862,871)	(8,629,847)
Stockholders’ deficiency	934,191	1,167,215
Total liabilities and stockholders’ equity	1,377,700	1,367,306

The accompanying notes are an integral part of these condensed financial statements

Cyber Apps World, Inc.

Statements of Operations

(Audited)

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

(Audited)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as August 12, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APPS WORLD, INC.

By:	/s/ Mohammed Irfan Rafimiya Kazi
Chief Executive Officer and Principal Financial Officer

Date: August 12, 2020

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
(President, Chief Executive Officer and Director)

Date: August 12, 2020