Form 10-Q
period 2020-10-31
Cyber Apps World
filed 2020-11-18
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-50693

Cyber Apps World Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0314205
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9436 W. Lake Mead Blvd., Ste. 5-53

Las Vegas NV 89134-8340

(Address of principal executive offices) (Zip Code)

(702) 805-0632

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

170,912,128 shares of common stock are issued and outstanding as of November 16, 2020.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2020 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2020 and 2019 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

Balance Sheets

	October 31,	July 31,
	2020	2020
Assets

Current assets:
Cash & Cash Equivalents	18,757	115
Deposits	652	984
Total current assets	19,409	1,099

Property and equipment, net	1,381,001	1,376,600

Total assets	1,400,410	1,377,699

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable and accrued expenses	118,905	126,474
Convertible Notes Payable	280,457	190,300
Loan Payable	126,785	126,785
Due to related parties	-	-

Total current liabilities	526,147	443,559

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.00075 par value, 250,000,000 shares authorized as of April 30, 2020; 170,912,128 issued and outstanding at April 30, 2020 and 24,319,935 issued and outstanding at July 31st 2019, respectively.	24,320	24,320
Additional paid-in capital	9,772,742	9,772,742
Accumulated deficit	(8,922,799)	(8,862,921)

Stockholders’ deficiency	874,263	934,141

Total liabilities and stockholders’ deficiency	1,400,410	1,377,699

See accompanying notes to audited financial statements

  Cyber Apps World, Inc.

  Statements of Operations

	For the Three Months Ended
	October
	2020	2019
Net sales	-	-

Operating expenses:
General and administrative	59,878	17,924

Loss from operations	(59,878)	(17,924)

Net loss before provision for (benefit from) income taxes	(59,878)	(17,924)

Provision for (benefit from) income taxes	-	-

Net loss	(59,878)	(17,924)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	26,819,935	20,896,984

See accompanying notes to audited financial statements

  Cyber Apps World, Inc.

  Statements of Cash Flows

	For the Three Months Ended
	October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(59,878)	(17,924)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation	—	—
Loss on disposal of property and equipment	—	—
Loss on settlement of debt	—	—
Amortization of beneficial conversion feature	—	—
Expenses paid on the company’s behalf by a third party	—	—
Increase (decrease) in cash flows from changes in operating assets and liabilities
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	(7,236)	5,642
Net cash used in operating activities	(67,114)	(12,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development costs	(4,401)	(3,327)
Net cash used in investing activities	(4,401)	(3,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Payable	-	15,579
Convertible Note Payable	90,157	-
Additional Paid in Capital	-	-
Net cash provided by financing activities	90,157	15,579

CHANGE IN CASH AND CASH EQUIVALENTS
Net Increase (decrease) in cash and cash equivalents	18,642	(30)
Cash and cash equivalents at beginning of year	115	90

Cash and cash equivalents at end of year	18,757	60

  See accompanying notes to audited financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Three Months Ended October 31, 2020

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”) and RTsave Inc., a wholly-owned subsidiary incorporated pursuant to the laws of Wyoming. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World Inc. for the year ended July 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2021.

Going Concern

The Company’s financial statements for the period ended October 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of October 31, 2020. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2020. There were no significant changes to these accounting policies during the three months ended October 31, 2020 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of October 31, 2020 and 2019, the Company has a balance of convertible notes of $280,457 ($190,300 at July 31, 2020), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes are due and payable on dates ranging from April 15, 2021 to October 27, 2021 and bear interest at rates ranging from 10% per annum to 12% per annum.

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

Results of Operations for the Three months Ended October 31, 2020 and 2019

Our net loss for the three-month period ended October 31, 2020 was ($59,878) (2019: -$17,924), which consisted entirely of general and administrative fees. We did not generate any revenue during either three-month period in fiscal 2020 or 2019. The expenses in the current fiscal year were significantly higher than those that we incurred in the same period in fiscal 2019 due to increased business operations in connection with the development of our SmartSaveNow website and application.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2020, our current assets were $19,409 compared to $1,099 at July 31, 2020. The increase in current assets in the current fiscal year is due to loans we obtained as a result of issuing convertible promissory notes. As at October 31, 2020, our current liabilities were $526,147 compared to $126,474 at July 31, 2020. Current liabilities at October 31, 2020 were comprised of $118,905 in accounts payable and accrued expenses, convertible notes payable of $280,457, and a loan payable of $126,785.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2020, net cash flows used in operating activities were $67,114 consisting of a net loss of $59,878, which was offset by a $7,236 non-cash component of accounts payable. For the three-month period ended October 31, 2019, net cash flows used in operating activities were $12,282.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $90,157 in the three-month period ended October 31, 2020 and no cash flow from financing activities was generated in the comparative period in fiscal 2019. The $90,157 in cash flow from financing activities in the current fiscal year relates to loans we received in consideration of our issuance of convertible promissory notes.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2020, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2020 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have disclosed all unregistered sales of equity securities during the quarter ended October 31, 2020 in current reports on Form 8-K filed with the Securities & Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

PART II

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyber Apps World Inc.

Dated: November 18, 2020	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director