Form 10-Q
period 2021-01-31
Cyber Apps World
filed 2021-03-05
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

171,162,128 shares of common stock are issued and outstanding as of March 5, 2021.

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

The results of operations for the Six Months ended January 31, 2021 and 2019 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

CONDENSED BALANCE SHEET

	January 31, 2021	July 31, 2020
	$	$
ASSETS

Current assets:
Cash	76,855	115
Prepayments & deposit	10,652	984
Total current assets	87,507	1,099
Intangible assets:
Software	716,420	412,019
Goodwill	964,581	964,581
Total Fixed assets	1,681,001	1,376,600

Total assets	1,768,508	1,377,699

LIABILITIES & STOCKHOLDER’S EQUITY LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	155,472	126,474
Convertible Notes Payable	616,114	190,300
Due to related Parties	10,000	-
Total current liabilities	781,586	316,774

Long term liabilities:
Loan Payable	105,079	126,785
Total long term liabilities	105,079	126,785

Total Liabilities	886,665	443,559

STOCKHOLDER’S EQUITY

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding
Common stock, $.00075 par value, 250,000,000 shares authorized as of January 31, 2021
171,162,128 issued and outstanding at January 31st 2021 and 170,912,128 issued and outstanding at July 31st 2020, respectively.	34,320	24,320
Additional Paid In Capital	9,872,742	9,772,742
Accumulated Other Comprehensive Income
Deficit accumulated	(9,025,219)	(8,862,921)
Total stockholder’s equity	881,843	934,140

Total liabilities and stockholder’s equity	1,768,508	1,377,699

(The accompanying notes are an integral part of these condensed financial statements)

Cyber Apps World, Inc.

CONDEENSED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months Ended January		For the Six Months Ended January
	2021	2020	2021	2020
	$	$	$	$
Expenses
General and administrative	(102,420)	35,411	162,298	53,335
Net Loss	102,420	(35,411)	(162,298)	(53,335)

Other Comprehensive Loss
Foreign exchange translation adjustment	-	-	-	-

Total Comprehensive Loss	102,420	(35,411)	(162,298)	(53,335)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	241,000,000	241,000,000	241,000,000	241,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Cyber Apps World, Inc.

CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended January
	2021	2020
	$	$
Cash flows from operating activities
Net loss for the period	(162,298)	(53,335)
Change in operating assets and liabilities
Prepayments & deposits	(9,668)	(21,988)
Accounts payable and accrued liabilities	28,998	(5,556)
Notes Payable	425,814	78,000
Due to related party	10,000	-
Net cash used in operating activities	292,846	(2,879)
Cash flows from investing activities
Acquisition of intangible assets	(304,401)	(9,736)
Net cash used in investing activities	(304,401)	(9,736)

Cash flows from financing activities
Loan Payable	(21,705)	12,695
Proceeds from additional paid in capital	100,000	-
Proceeds from issuance of common stock	10,000	-
Net cash provided by financing activities	88,295	12,695

Change in Cash	76,740	80

Cash – beginning of period	115	90

Cash – end of period	76,855	170

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these condensed financial statements)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of and for the Six Months Ended January 31, 2021

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

Going Concern

The Company’s financial statements for the period ended January 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of January 31, 2021. Additionally, for the period ended January 31, 2021, the Company reports a net loss of $102,420, operating cash outflows of $292,846 and an accumulated deficit of $9,025,219 as of January 31, 2021. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2020. There were no significant changes to these accounting policies during the Six Months ended January 31, 2021 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of January 31, 2021 and 2019, the Company has a balance of convertible notes of $290,000 ($190,300 at July 31, 2020), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes are due and payable on dates ranging from April 15, 2021 to October 27, 2021 and bear interest at rates  ranging  from 10% per annum to 12% per annum.

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

On December 1, 2020, we entered into an agreement with a private Wyoming company whereby we will acquire a 100% undivided interest in and to a ride-hailing and food delivery computer and mobile device application including, without limitation, the application, all software, the corresponding website domain, content, data, and all incorporated technology, known as WarpSpeed Taxi. However, all operational data and databases relating to the WarpSpeed Taxi application will be jointly owned by us and the vendor. However, the vendor cannot use the data for any purpose that competes directly or indirectly with our use and operation of the application for ride-hailing and food delivery.

In consideration of the vendor selling the WarpSpeed Taxi application to us, we agreed to:

(a) pay $10,000 to The vendor upon execution of the agreement, which we have paid;

(b) pay an additional $40,000 to The vendor upon its delivery of a working prototype of the WarpSpeed Taxi application to us in a form acceptable to us; and

(c) issuing a promissory note to The vendor for an amount equal to the estimation of value of the WarpSpeed Taxi application and our joint ownership interest in related data and databases based on an independent business valuation completed by a valuator who is accredited by the American Society of Appraisers and acceptable to both parties (the “Valuation”) less the $50,000 in cash payments noted above. In any event, the promissory note shall not be less than $50,000 and shall not exceed $250,000. The Note shall bear simple interest at a rate of 5% per annum and all principal and accrued interest shall be payable in full and on demand provided that The vendor’s demand shall not be made until at least December 31, 2023.

The agreement closed on December 31, 2020, though we have the post-closing obligations described in (b) and (c) above.

Results of Operations for the Six Months Ended January 31, 2021 and 2019

Our net loss for the three-month period ended January 31, 2021 was $102,420 (2020: loss of $35,411),  which consisted entirely of general and administrative fees. We did not generate any revenue during either three-month period in fiscal 2021 or 2020. The expenses in the current fiscal year were significantly higher than those that we incurred in the same period in fiscal 2020 due to increased business operations in connection with the development of our SmartSaveNow website and application.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2021, our current assets were $87,507 compared to $1,099 at July 31, 2020. The increase in current assets in the current fiscal year is due to loans we obtained as a result of issuing convertible promissory notes. As at January 31, 2021, our current liabilities were $886,665 compared to $443,559 at July 31, 2020. Current liabilities at January 31, 2021 were comprised of $155,472 in accounts payable and accrued expenses, convertible notes payable of $616,114, and loans payable of $115,079, including $10,000 due to a related party.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January  31, 2021, net cash flows used in operating activities were $292,846 consisting of a net loss of 162,298 , which was offset by a $28,998 non-cash component of accounts payable, notes payable of $425,814, and $10,000 due to a related party.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $88,295 in the six-month period ended January 31, 2021 compared to $12,695 in the comparative period in fiscal 2020. The $88,295 in cash flow from financing activities in the current fiscal year relates to loans we received in consideration of our issuance of convertible promissory notes of $125,157 and $100,000 proceeds from the sale of 250,000 shares of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have disclosed all unregistered sales of equity securities during the quarter ended January 31, 2021 in current reports on Form 8-K filed with the Securities & Exchange Commission.

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

Cyber Apps World Inc.

Dated: March 5, 2021	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director