Form 10-Q
period 2021-04-30
Cyber Apps World
filed 2021-06-14
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

171,792,634 shares of common stock are issued and outstanding as of April 30, 2021

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the nine months ended April 30, 2021 and 2020 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Cyber Apps World, Inc.

CONDENSED BALANCE SHEET

	April 30, 2021	July 31, 2020
	$	$
ASSETS

Current assets:
Cash	35,780	115
Prepayments & deposit	10,652	984
Total current assets	46,432	1,099
Intangible assets:
Software	716,420	412,019
Goodwill	964,581	964,581
Total Fixed assets	1,681,001	1,376,600

Total assets	1,727,433	1,377,699

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	113,732	126,474
Convertible notes payable	681,963	190,300
Due to related parties	10,000	-
Loan payable	105,079	126,785
Total current liabilities	910,774	443,559

Total liabilities	910,774	443,559

STOCKHOLDER’S EQUITY

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding
Common stock, $.00075 par value, 250,000,000 shares authorized as of April 30, 2021
171,792,634 issued and outstanding at April 30th 2021 and 170,912,128 issued and outstanding at July 31st 2020, respectively.	34,320	24,320
Additional Paid In Capital	9,895,006	9,772,741
Deficit accumulated	(9,112,667)	(8,862,921)
Total stockholder’s equity	816,659	934,140

Total liabilities and stockholder’s equity	1,727,433	1,377,699

(The accompanying notes are an integral part of these condensed financial statements)

Cyber Apps World, Inc.

CONDENSED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months Ended April 30		For the Nine Months Ended April 30
	2021	2020	2021	2020
	$	$	$	$
Expenses
General and administrative	(87,449)	(63,921)	(249,747)	(117,256)
Net Loss	87,449	63,921	249,747	117,256

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	241,093,483	241,000,000	241,093,483	241,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Cyber Apps World, Inc.

CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended April 30
	2021	2020
	$	$
Cash flows from operating activities
Net loss for the period	(249,747)	(117,256)
Change in operating assets and liabilities
Prepayments & deposits	(9,668)	(11,127)
Accounts payable and accrued liabilities	(20,242)	349
Due to related party	10,000	-
Net cash used in operating activities	(269,656)	(128,034)
Cash flows from investing activities
Acquisition of intangible assets	(304,401)	(12,185)
Convertible notes payable	499,163	122,500
Net cash used in investing activities	194,763	110,315

Cash flows from financing activities
Loan Payable	(21,705)	17,774
Proceeds from additional paid in capital	122,264	-
Proceeds from issuance of common stock	10,000	-
Net cash provided by financing activities	110,559	17,774

Change in Cash	35,665	55

Cash – beginning of period	115	90

Cash – end of period	35,780	145

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these condensed financial statements)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the Nine months Ended April 30, 2021

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

Going Concern

The Company’s financial statements for the period ended April 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of April 30, 2021. Additionally, for the nine-month period ended April 30, 2021, the Company reported a net loss of $249,747, operating cash outflows of $269,656 and an accumulated deficit of $9,112,667 as of April 30, 2021. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2020. There were no significant changes to these accounting policies during the nine months ended April 30, 2021 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of April 30, 2021, the Company has a balance of convertible notes of $681,963 (July 31, 2020 - $190,300), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes are due and payable on dates ranging from April 15, 2021 to October 27, 2021 and bear interest at rates ranging from 10% per annum to 12% per annum.

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

On March 15, 2021, we entered into an asset purchase and joint venture agreement, as amended, whereby we have agreed to purchase a 50% interest in certain employee monitoring software known as “Privacy and Value” for the following payments:

1. $10,000 upon execution of the agreement, which has been paid; and

2. an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and is due by June 15, 2021. Based on the valuation that we have received, the amount of the payment due June 15, 2021 will be $250,000.

Results of Operations for the Nine Months Ended April 30, 2021 and 2020

Our net loss for the three-month period ended April 30, 2021 was $87,449 (2020 - $63,921), which consisted entirely of general and administrative fees. We did not generate any revenue during either three-month period in fiscal 2021 or 2020. The expenses in the current fiscal year were significantly higher than those that we incurred in the same period in fiscal 2020 due to increased business operations in connection with the development of our SmartSaveNow website and application, as well as expenses related to our acquisition of interests in the WarpSpeed Taxi application and the Privacy and Value software.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2021, our current assets were $46,432 compared to $1,099 at July 31, 2020. The increase in current assets in the current fiscal year is due to loans we obtained as a result of issuing convertible promissory notes. As at April 30, 2021, our current liabilities were $910,774 compared to $443,559 at July 31, 2020. Current liabilities at April 30, 2021 were comprised of $113,732 in accounts payable and accrued expenses, convertible notes payable of $681,963, and loans payable of $105,079, including $10,000 due to a related party.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2021, net cash flows used in operating activities were $269,656, consisting of a net loss of 249,747, which was offset by a $29,910 non-cash component of accounts payable and $10,000 due to a related party.

Cash Flows from Investing Activities

Net cash flows generated through investing activities were $194,763 in the nine-month period ended April 30, 2021 compared to $110,315 in the comparative period. The net cash generated in investing activities in the present fiscal year related to $499,163 realized through the issuance of convertible notes, which was offset by the acquisition of intangible assets ($304,401).

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $110,559 in the nine-month period ended April 30, 2021 compared to $17,774 in the comparative period in fiscal 2020. The $122,264 in cash flow from financing activities in the current fiscal year relates to loans we received in consideration of our issuance of convertible promissory notes of $22,264 and $100,000 proceeds from the sale of 250,000 shares of our common stock.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Subsequent to the fiscal period, we commenced legal action against EMA Financial, LLC’s (“EMA”) in Nevada District Court for breach of contract claims relating to a share purchase agreement and corresponding convertible promissory note.

In March 2021, we attempted to prepay EMA’s convertible promissory note for the premium stipulated in the note, but EMA, relying on a most favored nation clause, took the position that the payout amount was significantly higher than the amount that we believed was due. Our legal counsel put EMA on notice that we disputed the prepayment amount due pursuant to the note.

On April 6, 2021, EMA provided us and our transfer agent with a notice of conversion whereby it instructed the transfer agent to convert the entire principal amount of the note, plus interest, for 1,281,682 of our shares. Because the note contains a clause that allows EMA to cancel the conversion if the shares are not issued within one business day of the conversion notice, EMA canceled the conversion on April 8 following the decline in our stock price. The transfer agent advised us that it could not issue the converted shares by the one business day deadline because EMA did not provide it with the necessary documentation to effect the conversion and issue the shares.

EMA provided successive conversion notices to us and our transfer agent, which resulted in EMA being issued 18,369,800 shares of our common stock. Through its sales of this stock, our share price declined from by over 90% from $0.102 on April 6, 2021, to $0.009 on May 23, 2021.

We were ready, willing, and able to prepay EMA’s note for the amount originally stated in the note by the prepayment deadline date and suffered damages due to EMA’s failure to accept that prepayment. Moreover, we allege that EMA acted in bad faith by providing notice of conversion of its note to its transfer agent and then failing to provide the transfer agent with the documentation necessary to effect the conversion so that it could withdraw the conversion if our stock price subsequently fell or proceed with the conversion if the stock value increased or remained stable.

We are seeking damages of $15,256,438 for its decrease in market capitalization due to the wrongful actions of EMA, as well as punitive and other damages.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have disclosed all unregistered sales of equity securities during the quarter ended April 30, 2021 in current reports on Form 8-K filed with the Securities & Exchange Commission.

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

Cyber Apps World Inc.

Dated: June 14, 2021	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director