Form 10-K
period 2021-07-31
Cyber Apps World
filed 2021-10-28
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Years Ended July 31, 2021 and 2020

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

Common Stock, Par value $0.00075 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $42,204,052 based on the closing price of the issuer’s common stock on January 29, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

284,551,302 shares of common stock are issued and outstanding as of July 31, 2021

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2021 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

Since our acquisition of the Website and related technology, we have retained software developers in India that have continued development of the Website for commercial deployment. Given the relative low cost of using Indian software developers, we anticipate being able to expand the development of our website at a reasonable cost compared to competitors that employ software developers in developed countries while still maintaining Website quality. The recorded value of the Website and related technology on our balance sheet at July 31, 2021 consists of the fair value of the assets based on an independent business valuation at the time of acquisition, as well as additional capital that we have expended on the Website since the acquisition. We expect that the Website will be formally launched in 2022.

WarpSpeedTaxi App

We intend to complete the development of and operate a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. A ride-hailing service, also known as app-taxi, e-taxi, or a mobility service provider, is a service that, via websites and mobile apps, matches passengers with drivers of vehicles for hire that are not licensed taxi drivers. The computer application that we are developing is intended to provide travelers with convenient door-to-door transport that leverages smart mobility platforms to connect drivers with passengers and lets drivers use their personal vehicles. Ride-hailing, like a traditional taxi service, facilitates drivers providing rides to customers for a fee. However, ride-hailing offers additional capabilities, such as efficient pricing tools, matching platforms, rating systems, and food delivery. We acquired the WarpSpeedTaxi application in its current phase of development from a private Wyoming corporation for total consideration of $300,000 payable in stages. To date, we have paid the vendor $10,000. We owe the vendor an additional $40,000 upon its delivery of a working prototype of the application to us, which development we will fund. We anticipate that we will need to spend an additional $10,000 in order to complete the computer application. We have also issued the vendor a promissory note for the balance of the purchase price of $250,000, which is due upon demand provided that the vendor cannot demand payment of the note until after December 31, 2023. The note bears simple interest at a rate of 5% per year. There is no penalty if we decide to pay the note at any time prior to December 31, 2023.

We anticipate that our WarpSpeedTaxi application will allow customers to hire a standard and luxury motor vehicles via a smartphone or personal computer for both one-way and round-trips with the price based on the distance travelled and the current level of demand for vehicles. In addition to transporting passengers, the application may also be used for deliveries of goods from restaurants, grocery stores, and other businesses that typically utilize local vehicle courier services.

Customers will use the application to request a ride or the delivery of goods. Drivers that we recruit and approve, through confirmation of no criminal record, a clean driving history, and access to a suitable insured vehicle, will act as independent contractors and set their own work hours. They will connect with customers via our application, pick up customers or goods to be delivered in accordance with the customer’s request, and then drive the customers or goods to their destination. Customers will pay for the transportation through the application by way of credit card. Drivers will receive payments for each ride or delivery they complete via a weekly direct deposit to their bank accounts.

Privacy and Value Software

On March 15, 2021, we entered into an agreement to acquire employee monitoring software known as “Privacy and Value”. The software product attempts to balance employer concerns regarding employee efficiency and productivity with employee privacy.

As companies are increasingly attempting to meet the demands of employees that want work environment flexibility and are forced to avoid employee congregation in response to the current global Covid-19 pandemic, they are retaining staff that either work from home or they rely on outsourcing to retain employees and independent contractors in other countries. One of the primary concerns with having staff work in a separate location that removes them from the daily, direct oversight of management is that employee productivity will suffer. One of the responses to this concern is for businesses to use some form of worker surveillance in order to ensure that employees are utilizing their work time efficiently. However, businesses may face pushback from their staff due to concerns that their personal privacy is compromised when they are subject to constant monitoring during work hours. They may resist practices such as webcam surveillance or persistent computer screen observation.

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we intend market and sell the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their work days. The features of the software are as follows:

●	the software will monitor the employees’ computer desktops while they are actually working on the system. Surveillance will commence when an employee logs on to his or her computer through our software and will continue until the employee logs out of the system. After an employee signs out of the software, recording and monitoring will cease and the employee can access his or her computer contents and the Internet for personal purposes;

●	when the employee is logged in, the software will allow management to maintain real-time access to employee activity and to view each employee’s desktop screen content and the keystrokes that the employee is typing. All of this information will also be recorded and stored for future management use with all information time stamped. The file name for each day’s recording will be the employee’s first name, last name, and the year, month, and day, which will allow a manager to identify the appropriate recording without difficulty; and

●	based on employee actions, the software will calculate the amount of time that the employee was logged into the system based on a searchable time period (e.g., a shift, a week, or a month). It will also indicate the length of various time periods during which the employee did not make any keystrokes on his or her computer and allow the manager to quickly access the recording of employee’s desktop at the times when keystrokes commenced and stopped. The software will also provide details of the length of each break that the employee takes during the work period analyzed. It will also have tools that the manager can use, in tabular and graphic form, to compare the efficiency of employees in terms of keystrokes and time logged in to their computer.

In consideration of the vendor selling the Privacy and Value software to us, we agreed to:

(a)	pay $10,000 to the vendor upon execution of the agreement; and

(b)	pay, by June 15, 2021, an amount equal to the estimation of value of a 50% interest in the Software and the related data and databases based on an independent business valuation completed by a valuator who is accredited by the American Society of Appraisers and acceptable to both parties less the $10,000 cash payment noted above. Notwithstanding the valuation’s estimation of value of the software, the amount of the additional payment shall not be less than $50,000 and shall not exceed $250,000. We obtained an independent business valuation on the Software in June 2021, which indicated that we would have to pay $250,000 to complete the acquisition of a 50% interest in the Software.

We did not make the payment due on June 15, 2021 and are attempting to renegotiate the terms of the acquisition.

Friendly and Fast Delivery Service

We are currently developing a delivery computer application known as Friendly and Fast. The application is being designed to allow users to order food, groceries, and other courier services. Friendly and Fast’s focus will strictly be delivery of goods and will be a compliment to the WarpSpeed Taxi app that will also focus on ride-hailing services.

Friendly and Fast will target both individuals and corporate customer segments. For corporate clients, this feature will give discounts to restaurant owners, grocery stores, couriers, and similar enterprises so they can affordably provide deliveries to their customers. We are currently organizing beta testing of the application in Ahmedabad, India and have commissioned a private company to be primarily responsible for the completion of the application development.

Financial Condition

Our financial statements for the period ended July 31, 2021 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have not generated any revenue as of July 31, 2021. Management recognizes that our continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as we continue to incur losses.

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

SmartSaveNow Website

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

WarpSpeed Taxi and Friendly and Fast Applications

There is also intense competition between traditional taxi and courier companies, and ride-hailing and delivery services. Companies providing ride-hailing services are transitioning from providing traditional taxi services to additional services, such as ride sharing and food and consumer goods delivery, in order to expand the overall market for transportation services.

The ride-hailing market is quite fragmented as there is high competition in the market among major players. Since this market is expanding, new entrants are emerging as well. We will compete with other ride-hailing companies, including Uber, Lyft, Door Dash, and Grubhub that are well-established in North America. In other markets where we may wish to expand, there are also well-established regional companies, such as DiDi (China), Ola (India), Grab (southeast Asia), Bolt (Europe, Africa, and the Middle East), and Cabify (South America). These companies generally have greater financial and technical resources, industry expertise, and managerial capabilities than we do. Most of our competitors benefit from established brand awareness with current and prospective customers.

We believe that industry competition for customers is primarily based on brand recognition, marketing, price, and quality of service. We hope to be able to compete effectively based on these factors though we primarily hope to develop a niche market by providing lower commission charges to restaurants that agree to utilize our food delivery services and by developing underexplored markets, such as businesses that use local courier services for non-food deliveries and rely on traditional vehicle courier companies.

Privacy and Value Software

The software and computer application development business is also extremely fragmented and competitive. The sector includes large, established corporations that develop their products in-house and have the capability and financial resources necessary in order to launch and market their products, as well as large custom software development companies that design products according to client specifications, such as Praxent, Orases, 10Pearls, Fingent, Tack Mobile, and Mercury Development. Additionally, there are smaller niche market participants that focus on a single or small number of products that are well-tailored to specific commercial or consumer demands. Many of these competitors have international operations and are able to not only compete in terms of software quality, but also based on price given their access to software development talent in developing countries, such as India, where skilled labor is less expensive.

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

Subject to financing, we will seek legal advice regarding the potential to patent our website features and will consider filing for trademark protection of our SmartSaveNow and WarpSpeed Taxi trade names, logos, and related website content.

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

Employees

As of the date of this report, we have no employees. We have retained independent consultants and contractors who are presently completing the necessary additional development of our products.

Subsidiaries

We have a wholly-owned subsidiary, RTsave Inc. that holds our interest in the SmartSaveNow website. We also own a majority interest in WarpSpeedTaxi Inc., which holds the WarpSpeedTaxi computer application.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock trade on the OTC Markets Pink Sheets under the symbol “CYAP”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The market for our common stock maybe illiquid and investors may not be able to sell their shares.

As of October 26, 2021, there were approximately 37 registered owners of record of our common stock. During our previous eight fiscal quarters, the high and low trading prices as reported by Yahoo Finance were as follows:

Period	High	Low
August 1, 2019 to October 31, 2019	$0.1275	$0.0675
November 1, 2019 to January 31, 2020	$0.1375	$0.0725
February 1, 2020 to April 30, 2020	$0.22	$0.075
May 1, 2020 to July 31, 2020	$0.024	$0.151
August 1, 2020 to October 31, 2020	$1.00	$0.15
November 1, 2020 to Jan 31, 2021	$0.70	$0.14
February 1, 2021 to April 30, 2021	$0.374	$0.017
May 1, 2021 to July 31, 2021	$0.103	$0.006

The above trading prices have not been adjusted for our forward split, effective February 10, 2020, whereby each pre-split share of common stock was exchanged for four post-split shares.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and we do not have any current plans to pay any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of our Financial Conditions and Results of Operations.

Introduction

We were incorporated on July 15, 2002 under the laws of the State of Nevada.

Results of Operations in Fiscal 2021

We have not earned any revenue from our operations in fiscal 2021. During the fiscal year ended July 31, 2021, we incurred net losses of $541,775 consisting entirely of general and administrative fees. The increase in general and administrative fees in fiscal 2021 is a result of increased business activity relating to the development of our SmartSaveNow website, the WarpSpeedTaxi computer application, and the Privacy and Value software.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2021, our current assets consisted of $112,834 in cash and deposits and our total liabilities were $694,368, which consisted of convertible notes payable of $392,500, loans payable of $78,079, and accounts payable and accrued expenses of $223,789.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2021, net cash flows used in operating activities were$269,347 consisting of our net loss for the period, adjusted for accounts payable of $97,315, notes payable of $202,200 and deposits of ($18,668).

Cash Flows from Financing Activities

We have financed our operations primarily from either third-party or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2021, net cash from financing activities was $670,801, which consisted of proceeds from issuance of additional shares of our common stock, offset by loans payable of$71,705, which were converted into our shares pursuant to the terms of convertible promissory notes.

Cash Flows from Investment Activities

For the fiscal year ended July 31, 2021, we spent $331,387 of our cash for software development and investment in the WarpSpeed Taxi computer application.

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

July 31, 2021

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Cyber Apps World Inc.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Cyber Apps World Inc. and the related statements of income, stockholders equity, and cash flow for the years ending July 31, 2021 and July 31, 2020. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and July 31, 2020 and the results of its operations and its cash flows for the years then ended in conformity with principles generally accepted in the United States of America.

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

/s/ Jack Shama

Jack Shama, CPA

October 27, 2021

I have served as the company’s auditor since March 2019.

CYBER APPS WORLD INC.

CONSOLIDATED BALANCE SHEET (AUDITED)

	July 31, 2021	July 31, 2020
	$	$
ASSETS

Current assets:
Cash	70,182	115
Deposits & prepayments	42,652	984
Total current assets	112,834	1,099

Fixed assets:
Software	308,752	-
Total fixed assets	308,752	-
Other assets:
Goodwill	964,581	964,581
Software Development - WIP	420,554	412,019
Total other assets	1,385,135	1,376,600
Total assets	1,806,721	1,377,699

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	223,789	126,474
Total current liabilities	223,789	126,474
Long term liabilities:
Convertible Notes Payable	392,500	190,300
Loan Payable	55,079	126,785
Total Long term liabilities	447,579	317,085
Total Liabilities	671,368	443,559

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 0 issued and outstanding.
Common stock: $0.00075 par value, 5,000,000,000 authorized, 284,551,302 issued and outstanding as of July 31, 2021 and 171,792,634 issue and outstanding as of July 31, 2020	41,020	24,320

141,000,000 issued and outstanding for business combination as of July 31, 2021	14,100	-
Shares to be issued.	23,000
Additional paid in capital	10,470,348	9,772,742
Retained earnings	(9,404,696)	(8,862,921)
Minority interest	(8,419)	-
Total stockholder’s equity	1,135,353	934,141
Total liabilities and stockholder’s equity	1,806,721	1,377,699

(The accompanying notes are an integral part of these audited financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (AUDITED)

	For The Year Ended July 31,
	2021	2020
	$	$
Net Sales	-	-

Cost of Goods Sold
	-	-
Gross Income	-	-

Expenses
General and administrative	550,194	233,074
Consolidated loss before interest & taxes	(550,194)	(233,074)
Income tax	-	-
Consolidated net loss	(550,194)	(233,074)
Net loss to minority interest	(8,419)	-
Net loss attributable to Cyber Apps World Inc.	(541,775)	(233,074)

Net income per share – basic and diluted	(0)	(0)

Weighted average shares outstanding – basic and diluted	425,551,302	171,792,634

(The accompanying notes are an integral part of these audited financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (AUDITED)

For The Year Ended July 31, 2020 And 2021

			Additional
	Common Stock		Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$

Opening Balance as of August 01, 2019	24,319,935	24,320	8,347,542	(8,629,847)	-	(257,985)
Common stock issued for cash during the year	147,472,699	-	1,425,200	-		1,425,200
Net Loss	-	-	-	(233,074)	-	(233,074)
Closing Balance as of July 31, 2020	171,792,634	24,320	9,772,742	(8,862,921)	-	934,141
Opening Balance as of August 01, 2020	171,792,634	24,320	9,772,742	(8,862,921)	-	934,141
Common stock issued for cash during the year	112,758,668	16,700	697,606	-	-	714,306
Shares to be issued	-	23,000	-	-	-	23,000
Share capital for business combination	141,000,000	14,100				14,100
Net Loss	-	-	-	(541,775)	(8,419)	(550,194)
Closing Balance as of July 31, 2021	425,551,302	78,120	10,470,348	(9,404,696)	(8,419)	1,135,353

(The accompanying notes are an integral part of these financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (AUDITED)

	For The Year Ended July 31,
	2021	2020
	$	$
Cash flows from operating activities
Net income for the period	(550,194)	(233,074)
Change in operating assets and liabilities
Deposits & Prepayments	(41,668)	5,856
Accounts payable and accrued liabilities	97,315	26,384
Notes Payable	202,200	190,300
Net cash used in operating activities	(292,347)	(10,534)

Cash flows from investing activities
Investment	(14,100)	-
Fixed Assets	(317,287)	(16,225)
Net cash used in investing activities	(331,387)	(16,225)
Cash flows from financing activities
Loan Payable	(71,705)	26,785
Shares to be issued	23,000
Proceeds from issuance of additional paid in capital	697,606	-
Proceeds from issuance of common shares for business combination	14,100
Proceeds from issuance of common shares	30,800	-
Net cash provided by financing activities	693,800	26,785

Change in Cash	70,067	25
	-	-
Cash – beginning of period	115	90

Cash – end of period	70,182	115

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

CYBER APPS WORLD INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2021

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

SavingsUltra Website

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

The Company owns the Website through its wholly-owned subsidiary, RTsave Inc., a Wyoming corporation.

WarpSpeed Taxi Application

The Company acquired a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. The Company acquired the WarpSpeedTaxi application in its current phase of development from a private Wyoming corporation for total consideration of $300,000 payable in stages. To date, the Company has paid the vendor $10,000. The Company must pay the vendor an additional $40,000 upon its delivery of a working prototype of the application. The Company have also issued the vendor a promissory note for the balance of the purchase price of $250,000, which is due upon demand provided that the vendor cannot demand payment of the note until after December 31, 2023. The note bears simple interest at a rate of 5% per year. There is no penalty if we decide to pay the note at any time prior to December 31, 2023.

Privacy and Value Computer Software

On March 15, 2021, the Company entered into an agreement to acquire employee monitoring software known as “Privacy and Value”. The software product attempts to balance employer concerns regarding employee efficiency and productivity with employee privacy.

In consideration of the vendor selling the Privacy and Value software to the Company, it agreed to:

(a) pay $10,000 to the vendor upon execution of the agreement (paid); and

(b) pay an additional $250,000 by June 15, 2021, which was not paid by the deadline. The Company is attempting to renegotiate the terms of the acquisition.

Basis of Presentation

Going Concern

The Company’s financial statements for the years ended July 31, 2021, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue as of July 31, 2021. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company is currently working on SmartSaveNow.com website and anticipates a launch date in 2022.

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

Note 3 . Convertible Notes Payable and Notes Payable

As of July 31, 2021 , the Company has a balance of convertible notes is $392,500, including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes bear interest at rates ranging from 10% per annum to 12% per annum compounded monthly.

Note 4. Common Stock

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

Subsequent to July 31, 2021, the Company increased its authorized capital to 5,000,000,000 shares of common stock with par value $0.00075.

Note 5. Income Taxes

At July 31, 2021, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $1.9 million at July 31, 2021 and July 31, 2020 respectively. The statutory tax rate is 21% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $8.8 million and $8.6 million at July 31, 2021 and July 31, 2020 respectively, will begin to expire in 2024.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2021 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Mohammed Irfan Rafimiya Kazi	President, CEO, CFO, and Director	43	March 10, 2020 to present
Kateryna Malenko	Secretary and Director	30	November 2, 2018 to present

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, we believe that during the fiscal year ended July 31, 2021, all such filing requirements applicable to its officers and directors were complied with, as required.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mohammed Ifran Rafimiya Kazi President and CEO	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Liudmilla Voinarovska Former President and CEO	2020 2019	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Kateryna Malenko Secretary	2021 2020 2019	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 26, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Mohammed Ifran Rafimiya Kazi	0 shares of common stock	0%
9436 W. Lake Mead Blvd., Ste. 5-53
Las Vegas, NV 89134

Kateryna Malenko, Secretary and Director	82,240,000 shares of common stock	28.90%
18124 Wedge Pkwy Suite 1050
Reno, NV 89511

Mehboob Charania	46,000,000 shares of common stock	16.17%
30 North Gould Street, Suite R
Sheridan, WY, 82801

All directors and officers as a group that consists of two persons	82,240,000 shares of common stock	28.90%

The shares that Kateryna Malenko beneficially owns are held in Kat Consulting Corp., a private company that she controls.

The shares that Mehboob Charania beneficially owns are held in Real-Time Save Online Inc., a private company that he controls.

The percent of common stock that each shareholder owns is based on 284,551,302 shares of common stock issued and outstanding as of the date of this annual report.

None of the above shareholders have any right to acquire additional shares of our common stock. There are no arrangements that may result in our change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the Company’s most two most recently completed fiscal years ended July 31, 2021 and 2020, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2021 was $2,000 ($2,000 in fiscal 2020).

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

Our independent accountant has billed $4,500 for other fees in each of fiscal 2021 and 2020.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)
3.1a	Certificate of Change, effective October 23, 2019, providing for a 4-for-1 stock split and increase in authorized common stock. (Incorporated herein by reference to Exhibit 3.1a to the Company’s Amended Annual report on Form 10-K/A, filed with the Commission on August 13, 2020.)
3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)
31.	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.
32.	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: October 27, 2021

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi (President, Chief Executive Officer and Director) Date: October 27, 2021