Form 10-K/A
period 2021-07-31
Cyber Apps World
filed 2021-12-15
CIK 1230524

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

247,986,268 shares of common stock are issued and outstanding as of July 31, 2021

i

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

The Website consists of a search engine that users access in order to compare the prices of different consumer products, which is known as a price comparison website. The initial version of the website is published and is undergoing further development. It currently features consumer items in various product categories, such as electronics, computers, cellular phones, office equipment, clothing, books, toys, and jewellery. As well, the Website includes a search function that allows users to input key words and receive a list of available consumer items that include those words. The Website was developed in the Ukraine and India.

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

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we intend market and sell the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their work days. The features of the software are as follows:

●	the software will monitor the employees’ computer desktops while they are actually working on the system. Surveillance will commence when an employee logs on to his or her computer through our software and will continue until the employee logs out of the system. After an employee signs out of the software, recording and monitoring will cease and the employee can access his or her computer contents and the Internet for personal purposes;

●	when the employee is logged in, the software will allow management to maintain real-time access to employee activity and to view each employee’s desktop screen content and the keystrokes that the employee is typing. All of this information will also be recorded and stored for future management use with all information time stamped. The file name for each day’s recording will be the employee’s first name, last name, and the year, month, and day, which will allow a manager to identify the appropriate recording without difficulty; and

●	based on employee actions, the software will calculate the amount of time that the employee was logged into the system based on a searchable time period (e.g., a shift, a week, or a month). It will also indicate the length of various time periods during which the employee did not make any keystrokes on his or her computer and allow the manager to quickly access the recording of employee’s desktop at the times when keystrokes commenced and stopped. The software will also provide details of the length of each break that the employee takes during the work period analysed. It will also have tools that the manager can use, in tabular and graphic form, to compare the efficiency of employees in terms of keystrokes and time logged in to their computer.

In consideration of the vendor selling the Privacy and Value software to us, we agreed to:

(a)	pay $10,000 to the vendor upon execution of the agreement; and

(b)	pay, by June 15, 2021, an amount equal to the estimation of value of a 50% interest in the Software and the related data and databases based on an independent business valuation completed by a valuator who is accredited by the American Society of Appraisers and acceptable to both parties less the $10,000 cash payment noted above. Notwithstanding the valuation’s estimation of value of the software, the amount of the additional payment shall not be less than $50,000 and shall not exceed $250,000. We obtained an independent business valuation on the Software in June 2021, which indicated that we would have to pay $250,000 to complete the acquisition of a 50% interest in the Software.

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

Results of Operations in Fiscal 2021

We have not earned any revenue from our operations in fiscal 2021. During the fiscal year ended July 31, 2021, we incurred net losses of $533,450 consisting entirely of general and administrative fees. The increase in general and administrative fees in fiscal 2021 is a result of increased business activity relating to the development of our SmartSaveNow website, the WarpSpeedTaxi computer application, and the Privacy and Value software.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2021, our current assets consisted of $112,834 in cash and deposits and our total liabilities were $748,618 which consisted of convertible notes payable of $469,750, loans payable of $55,079, and accounts payable and accrued expenses of $223,789.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2021, net cash flows used in operating activities were $206,772 consisting of our net loss for the period, adjusted for accounts payable of $97,315, notes payable of $279,450 and deposits of ($41,668).

Cash Flows from Financing Activities

We have financed our operations primarily from either third-party or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2021, net cash from financing activities was $594,126, which consisted of proceeds from issuance of additional shares of our common stock, offset by loans payable of$71,705, which were converted into our shares pursuant to the terms of convertible promissory notes.

Cash Flows from Investment Activities

For the fiscal year ended July 31, 2021, we spent $317,287 of our cash for software development and investment in the WarpSpeed Taxi computer application.

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

/s/ Jack Shama

Jack Shama, CPA

December 14, 2021

I have served as the company’s auditor since March 2019.

CYBER APPS WORLD INC.

CONSOLIDATED BALANCE SHEET (AUDITED)

	July 31, 2021	July 31, 2020
	$	$
ASSETS

Current assets:
Cash	70,182	115
Deposits & prepayments	42,652	984
Total current assets	112,834	1,099

Fixed assets:
Software	308,752	-
Total fixed assets	308,752	-
Other assets:
Goodwill	964,581	964,581
Software Development - WIP	420,554	412,019
Total other assets	1,385,135	1,376,600
Total assets	1,806,721	1,377,699

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	223,789	126,474
Total current liabilities	223,789	126,474
Long term liabilities:
Convertible Notes Payable	469,750	190,300
Loan Payable	55,079	126,785
Total Long term liabilities	524,829	317,085
Total Liabilities	748,618	443,559

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 0 issued and outstanding.
Common stock: $0.00075 par value, 5,000,000,000 authorized, 247,986,268 issued and outstanding as of July 31, 2021 and 171,792,634 issued and outstanding as of July 31, 2020	24,979	24,320

141,000,000 issued and outstanding for business combination as of July 31, 2021	14,100	-
Shares to be issued.	23,000
Additional paid in capital	10,384,113	9,772,742
Retained earnings	(9,396,371)	(8,862,921)
Minority interest	(8,281)	-
Total stockholder’s equity	1,058,102	934,141
Total liabilities and stockholder’s equity	1,806,721	1,377,699

(The accompanying notes are an integral part of these audited financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (AUDITED)

	For The Year Ended July 31,
	2021	2020
	$	$
Net Sales	-	-

Cost of Goods Sold
	-	-
Gross Income	-	-

Expenses
General and administrative	541,869	233,074
Consolidated loss before interest & taxes	(541,869)	(233,074)
Income tax	-	-
Consolidated net loss	(541,869)	(233,074)
Net loss to minority interest	(8,419)	-
Net loss attributable to Cyber Apps World Inc.	(533,450)	(233,074)

Net income per share – basic and diluted	(0)	(0)

Weighted average shares outstanding – basic and diluted	388,986,268	171,792,634

(The accompanying notes are an integral part of these audited financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (AUDITED)

For The Year Ended July 31, 2020 And 2021

			Additional
	Common Stock		Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$

Opening Balance as of August 01, 2019	24,319,935	24,320	8,347,542	(8,629,847)	-	(257,985)
Common stock issued for cash during the year	147,472,699	-	1,425,200	-		1,425,200
Net Loss	-	-	-	(233,074)	-	(233,074)
Closing Balance as of July 31, 2020	171,792,634	24,320	9,772,742	(8,862,921)	-	934,141
Opening Balance as of August 01, 2020	171,792,634	24,320	9,772,742	(8,862,921)	-	934,141
Common stock issued for cash during the year	76,193,634	660	611,372	-	16,700	628,731
Shares to be issued	-	23,000	-	-	-	23,000
Share capital for business combination	141,000,000	14,100				14,100
Net Loss	-	-	-	(533,450)	(8,419)	(541,869)
Closing Balance as of July 31, 2021	388,986,268	62,079	10,384,113	(9,396,371)	8,281	1,058,102

(The accompanying notes are an integral part of these financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (AUDITED)

	For The Year Ended July 31,
	2021	2020
	$	$
Cash flows from operating activities
Net income for the period	(541,869)	(233,074)
Change in operating assets and liabilities
Deposits & Prepayments	(41,668)	5,856
Accounts payable and accrued liabilities	97,315	26,384
Notes Payable	279,450	190,300
Net cash used in operating activities	(206,772)	(10,534)

Cash flows from investing activities
Fixed Assets	(317,287)	(16,225)
Net cash used in investing activities	(317,287)	(16,225)
Cash flows from financing activities
Loan Payable	(71,705)	26,785
Shares to be issued	23,000
Proceeds from issuance of additional paid in capital	628,072	-
Proceeds from issuance of common shares for business combination	14,100
Proceeds from issuance of common shares	660	-
Net cash provided by financing activities	594,126	26,785

Change in Cash	70,067	25
	-	-
Cash – beginning of period	115	90

Cash – end of period	70,182	115

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

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

Note 3 . Convertible Notes Payable and Notes Payable

As of July 31, 2021 , the Company has a balance of convertible notes is $469,750, including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes bear interest at rates ranging from 10% per annum to 12% per annum compounded monthly.

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

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs. The Company meets the definition of an ownership change and some of the net operating loss carry forwards will be limited.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Mohammed Ifran Rafimiya Kazi	0 shares of common stock	0%
9436 W. Lake Mead Blvd., Ste. 5-53
Las Vegas, NV 89134

Kateryna Malenko, Secretary and Director	82,240,000 shares of common stock	33.20%
18124 Wedge Pkwy Suite 1050
Reno, NV 89511

Mehboob Charania	46,000,000 shares of common stock	18.50%
30 North Gould Street, Suite R
Sheridan, WY, 82801

All directors and officers as a group that consists of two persons	82,240,000 shares of common stock	33.20%

The shares that Kateryna Malenko beneficially owns are held in Kat Consulting Corp., a private company that she controls.

The shares that Mehboob Charania beneficially owns are held in Real-Time Save Online Inc., a private company that he controls.

The percent of common stock that each shareholder owns is based on 247,986,268 shares of common stock issued and outstanding as of the date of this annual report.

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

Date: December 14, 2021

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi (President, Chief Executive Officer and Director) Date: December 14, 2021