Form 10-Q
period 2021-10-31
Cyber Apps World
filed 2021-12-15
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

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

321,510,839 shares of common stock are issued and outstanding as of December 15, 2021.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results for the entire fiscal year or for any other period.

CYBER APPS WORLD INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

	October 31, 2021	July 31, 2021
	$	$
ASSETS

Current assets:
Cash	85,969	70,182
Deposits & prepayments	42,652	42,652
Total current assets	128,621	112,834
Fixed assets:
Software development	458,752	308,752
Total fixed assets	458,752	308,752
Other assets:
Goodwill	964,581	964,581
Software Development - WIP	670,554	420,554
Total other assets	1,635,135	1,385,135
Total assets	2,222,508	1,806,721

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	294,766	223,789
Total current liabilities	294,766	223,789
Long term liabilities:
Convertible Notes Payable	587,750	469,750
Loan Payable	41,597	55,079
Total Long term liabilities	629,347	524,829
Total Liabilities	924,113	748,618

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 0 issued and outstanding.
Common stock: $0.00075 par value, 5,000,000,000 authorized, 284,551,302 issued and outstanding as of October 31, 2021	109,548	24,979
141,000,000 issued and outstanding for business combination as of October 31, 2021	14,100	14,100
Shares to be issued.	59,000	23,000
Additional paid in capital	10,385,119	10,384,113
Retained earnings	(9,446,052)	(9,396,371)
Minority interest	176,680	8,281
Total stockholder’s equity	1,298,395	1,058,102
Total liabilities and stockholder’s equity	2,222,508	1,806,721

(The accompanying notes are an integral part of these unaudited financial statements)

CYBER APPS WORLD INC.

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the three months period ended October 31, 2021

Net Sales	$11

Cost of Goods Sold
-
Gross Income	11

Expenses
General and administrative	85,293
Consolidated loss before interest & taxes	(85,282)
Income tax	-
Consolidated net loss	(85,282)
Net loss to minority interest	(35,601)
Net loss attributable to Cyber Apps World Inc.	(49,681)

Net income per share – basic and diluted	(0)

Weighted average shares outstanding – basic and diluted	425,551,302

(The accompanying notes are an integral part of these unaudited financial statements)

CYBER APPS WORLD INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months period ended October 31, 2021

			Additional	Shares
	Common Stock		Paid in	to be	Accumulated	Minority
	Number	Par Value	Capital	issued	Deficit	Interest	Total
		$	$		$	$	$
Opening Balance as of July 31, 2021	247,986,268	24,979	10,384,113	23,000	(9,396,371)	8,281	1,044,002
Share capital for business combination as of July 31, 2021	141,000,000	14,100	-	-	-	-	14,100
Common stock issued for cash during the quarter	36,565,034	84,569	1,006	-	-	-	85,575
Common stock subscribed	-	-	-	-	-	204,000	204,000
Shares to be issued.	-	-	-	36,000			36,000
Net Loss	-	-	-	-	(49,681)	(35,601)	(85,282)
Closing Balance as of October 31, 2021	425,551,302	123,648	10,385,119	59,000	(9,446,052)	176,680	1,298,395

(The accompanying notes are an integral part of these unaudited financial statements)

CYBER APPS WORLD INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months period ended October 31, 2021

$
Cash flows from operating activities
Net income for the period	(85,282)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	70,976
Notes Payable	118,000
Net cash used in operating activities	103,694

Cash flows from investing activities
Software development	(400,000)
Net cash used in investing activities	(400,000)
Cash flows from financing activities
Loan Payable	(13,482)
Shares to be issued	36,000
Proceeds from issuance of common shares	84,569
Proceeds from issuance of additional paid in capital	1,006
Common Shares subscribed	204,000
Net cash provided by financing activities	312,093

Change in Cash	15,787
-
Cash – beginning of period	70,182

Cash – end of period	85,969

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these unaudited financial statements)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the three months Ended October 31, 2021

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”) and RTsave Inc., a wholly-owned subsidiary incorporated pursuant to the laws of Wyoming. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World Inc. for the year ended July 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2021.

Going Concern

The Company’s financial statements for the period ended October 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue in and as of October 31, 2021. Additionally, for the three-month period ended October 31, 2021, the Company reported a net loss of $(85,282), operating cash outflows of $103,694 and an accumulated deficit of $(9,446,052) as of October 31, 2021. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s ability to raise additional capital is affected by trends and uncertainties beyond its control. The Company does not currently have any arrangements for financing, and it may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2021. There were no significant changes to these accounting policies during the nine months ended October 31, 2021 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of October 31, 2021, the Company has a balance of convertible notes of $587,750 (July 31, 2021 - $469,750), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes are due and payable on dates within the next 12 months and bear interest at rates ranging from 10% per annum to 12% per annum.

Note 4. Capital Stock

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

As of October 30, 2021, the Company increased its authorized capital to 5,000,000,000 shares of common stock  with par value $0.00075 .

Note 5. Related Party Transactions

None

Note 6. Subsequent Events

None.

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

WarpSpeedTaxi App

We intend to complete the development of and operate a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. A ride-hailing service, also known as app-taxi, e-taxi, or a mobility service provider, is a service that, via websites and mobile apps, matches passengers with drivers of vehicles for hire that are not licensed taxi drivers. The computer application that we are developing is intended to provide travellers with convenient door-to-door transport that leverages smart mobility platforms to connect drivers with passengers and lets drivers use their personal vehicles. Ride-hailing, like a traditional taxi service, facilitates drivers providing rides to customers for a fee. However, ride-hailing offers additional capabilities, such as efficient pricing tools, matching platforms, rating systems, and food delivery. We acquired the WarpSpeedTaxi application in its current phase of development from a private Wyoming corporation for total consideration of $300,000 payable in stages. To date, we have paid the vendor $10,000. We owe the vendor an additional $40,000 upon its delivery of a working prototype of the application to us, which development we will fund. We anticipate that we will need to spend an additional $10,000 in order to complete the computer application. We have also issued the vendor a promissory note for the balance of the purchase price of $250,000, which is due upon demand provided that the vendor cannot demand payment of the note until after December 31, 2023. The note bears simple interest at a rate of 5% per year. There is no penalty if we decide to pay the note at any time prior to December 31, 2023.

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

Results of Operations for the Three months Ended October 31, 2021

Our net loss for the three-month period ended October 31, 2021 was $128,356, which consisted entirely of general and administrative fees. We have generated no revenue during this period.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2021, our current assets were $128,621 compared to $112,834 at July 31, 2021. The increase in current assets is attributable to an increase cash from proceeds of share issuances during the period.

As of October 31, 2021, our liabilities were $924,113 compared to $748,618 at July 31, 2021. The increase in liabilities is attributable to a reduction in our convertible note payables from conversions in the period.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2021, net cash flows used in operating activities were $103,694 consisting of a net loss of $85,282, which was offset by accounts payable of $70,976 and a decrease in our note payable of $118,000. For the fiscal year ended July 31, 2021, net cash flows used in operating activities were $103,694.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $312,093 in the three-month period ended October 31, 2021 compared to $104,359 in the fiscal year ended July 31, 2021. The $594,126 in cash flow from financing activities in the current fiscal year relates to issuance of additional paid in capital and common shares partially offset by a payment on our outstanding loan payable.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

East Capital Investment Corp.

In July 2021, we initiated legal action against East Capital Investment Corp. for its alleged conversion of a penalty amount into our common stock prior to the expiry of the statutory hold period. We obtained default judgment against East Capital when the defendant failed to respond to our complaint within the time permitted. On October 25, 2021, we provided evidence to Nevada’s Eighth Judicial District Court regarding the damages that we suffered as a result of East Capital Investment Corp.’s unjust enrichment and the decline in its market capitalization that its sale of our stock. As a result, the Court has issued a default judgment order that Cyber Apps be entitled to recover approximately $2.7 million in damages from East Capital Investment Corp.

Black Ice Advisors LLC

In July 2021, we commenced legal action against Black Ice Advisors LLC (“Black Ice”) in Nevada District Court for breach of contract claims relating to a share purchase agreement and corresponding convertible promissory note. Pursuant to the convertible promissory note, on May 3 2021, Black Ice converted $38,330 in debt into 3,833,000 shares of our common stock. On June 3, 2021, Black Ice provided our transfer agent with another notice of conversion whereby it converted another $56,310 into 5,631,000 of our shares, which Black Ice received and then immediately sold into the market. However, at the time of the second conversion, we only owed $22,045 to Black Ice. Accordingly, we allege that Black Ice received and sold 3,426,500 to which it was not entitled.

As a result of Black Ice’s excess conversion, we suffered damages due to the dilution to our share capital and Black Ice realized a monetary benefit from the receipt and sale of the shares to which it was not entitled. We are seeking damages that include the disgorgement of the profits that Black Ice wrongfully received, as well as compensation for the adverse impact on our market price and the loss of business that it suffered as a result of the inability to raise further financing.

EMA Financial, LLC.

In June 2021, we commenced legal action against EMA Financial, LLC’s (“EMA”) in Nevada District Court for breach of contract claims relating to a share purchase agreement and corresponding convertible promissory note. In March 2021, we attempted to prepay EMA’s convertible promissory note for the premium stipulated in the note, but EMA, relying on a most favoured nation clause, took the position that the pay-out amount was significantly higher than the amount that we believed was due. Our legal counsel put EMA on notice that we disputed the prepayment amount due pursuant to the note.

On April 6, 2021, EMA provided us and our transfer agent with a notice of conversion whereby it instructed the transfer agent to convert the entire principal amount of the note, plus interest, for 1,281,682 of our shares. Because the note contains a clause that allows EMA to cancel the conversion if the shares are not issued within one business day of the conversion notice, EMA cancelled the conversion on April 8 following the decline in our stock price. The transfer agent advised us that it could not issue the converted shares by the one business day deadline because EMA did not provide it with the necessary documentation to effect the conversion and issue the shares.

EMA provided successive conversion notices to us and our transfer agent, which resulted in EMA being issued 18,369,800 shares in our common stock. Through its sales of this stock, our share price declined from by over 90% from $0.102 on April 6, 2021, to $0.009 on May 23, 2021.

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

EMA successfully brought a motion to transfer the venue of the United States District Court for the Southern District of New York. We are in the process of retaining legal counsel in New York to pursue our legal claims against EMA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have disclosed all unregistered sales of equity securities during the quarter ended October 31, 2021 in current reports on Form 8-K filed with the Securities & Exchange Commission.

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

Cyber Apps World Inc.

Dated: December 15, 2021	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director