Form 10-Q
period 2022-01-31
Cyber Apps World
filed 2022-03-08
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

365,799,127 shares of common stock are issued and outstanding as of March 2, 2022.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the six months ended January 31, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

goaliyah@hotmail.com

631-318-0351

To the shareholders and the board of directors of Cyber Apps World Inc.

Report of Independent Registered Public Accounting Firm.

I have reviewed the accompanying balance sheet of Cyber Apps World Inc. and the related statements of income, stockholders equity and cash flow for the three month period ending January 31, 2022. Based on my review I am not aware of any material modifications that should be made to the accompanying interim financial information for it to conform with accounting principles generally accepted in the United States of America.

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

/s/ Jack Shama

Jack Shama, CPA

March 3, 2022

I have served as the company’s auditor since March 2019.

CYBER APPS WORLD INC.

CONDENSED BALANCE SHEET

As of January 31, 2022 and July 31, 2021

	January 31,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	27,120	70,182
Deposits & prepayments	7,652	42,652
Total current assets	34,772	112,834
Fixed assets:
Software development	-	308,752
Total fixed assets	-	308,752
Other assets:
Goodwill	964,581	964,581
Software Development - WIP	800,172	420,554
Total other assets	1,764,753	1,385,135
Total assets	1,799,525	1,806,721

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	181,132	223,789
Total current liabilities	181,132	223,789
Long term liabilities:
Convertible Notes Payable	349,000	469,750
Loan Payable	11,597	55,079
Total Long term liabilities	360,597	524,829
Total Liabilities	541,729	748,618

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 0 issued and outstanding.
Common stock: $0.00075 par value, 5,000,000,000 authorized, 321,510,839 issued and outstanding as of January 31, 2022 and 388,986,268 issued and outstanding as of July 31, 2021, respectively	80,122	39,079
Shares to be issued	114,000	23,000
Additional paid in capital	10,564,170	10,384,113
Retained earnings	(9,500,496)	(9,388,089)
Total stockholder’s equity	1,257,796	1,058,103
Total liabilities and stockholder’s equity	1,799,525	1,806,721

(The accompanying notes are an integral part of these unaudited interim financial statements)

CYBER APPS WORLD INC.

CONDENSED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months Ended January		For the Six Months Ended January
	2022	2021	2022	2021
	$	$	$	$
Net Sales
		11	11	-
Cost of Goods Sold
		-	-	-
Gross Income	-	11	11	-

Expenses
General and administrative	65,871	85,282	115,883	541,869
Consolidated loss before interest & taxes	(65,871)	(85,271)	(115,872)	(541,869)
Income tax	-	-	-	-
Consolidated net loss	(65,871)	(85,271)	(115,872)	(541,869)

Net income per share – basic and diluted	-	-	-	-

Weighted average shares outstanding – basic and diluted	321,510,839	425,551,302	321,510,839	388,986,268

(The accompanying notes are an integral part of these unaudited interim financial statements)

CYBER APPS WORLD INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended January 31, 2022

	Common Stock		Additional Paid in	Shares	Accumulated
	Number	Par Value	Capital	to be issued	Deficit	Total
	$	$	$	$
Opening Balance as of July 31, 2021	388,986,268	39,079	10,384,113	23,000	(9,388,089)	1,058,103
Cancellation of Shares as of January 31, 2022	(141,000,000)	(14,100)	-	-	-	(14,100)
Common stock issued for cash, January 31, 2021	73,524,571	55,143	180,057	-	-	235,200
Shares to be issued.	-	-	-	91,000	-	91,000
Other	-	-	-	-	3,465	3,465
Net Loss	-	-	-	-	(115,872)	(115,872)
Closing Balance as of January 31, 2022	321,510,839	80,122	10,564,170	114,000	(9,500,496)	1,257,796

(The accompanying notes are an integral part of these unaudited interim financial statements)

CYBER APPS WORLD INC.

CONDENSED STATEMENT OF CASH FLOWS

For the six months period ended January 31, 2022

For the Six Months
Ended January
$
Cash flows from operating activities
Net income (loss) for the period	(115,872)
Change in operating assets and liabilities
Deposits & prepayments	35,000
Accounts payable and accrued liabilities	(39,192)
Net cash used in operating activities	(120,064)

Cash flows from investing activities
Software development	(70,866)
Net cash used in investing activities	(70,866)

Cash flows from financing activities
Change in convertible notes payable	(120,750)
Change in loan payable	(43,482)
Shares to be issued	91,000
Proceeds from issuance of common shares	41,043
Proceeds from issuance of additional paid in capital	180,057
Net cash provided by financing activities	147,868

Change in Cash	(43,062)

Cash – beginning of period	70,182

Cash – end of period	27,120

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these unaudited interim financial statements)

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

Going Concern

The Company’s financial statements for the period ended January 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had immaterial revenue as of January 31, 2022. Additionally, for the three-month period ended January 31, 2022, the Company reported a net loss of $65,871, operating cash outflows of $120,064 and an accumulated deficit of $9,500,496 as of January 31, 2022. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2021. There were no significant changes to these accounting policies during the six months ended January 31, 2022 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of January 31, 2022, the Company has a balance of convertible notes of $349,000 (July 31, 2021 - $469,750), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes bear interest at a rate of 10% per annum.

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

During the six months ended January 31, 2022, the Company transferred 141,000,000 shares of common stock in the capital of its subsidiary, WarpSpeed Taxi Inc., with a par value of $14,100 related to a previous business combination.

During the six months ended January 31, 2022, the Company issued 73,524,571 shares of common stock for total proceeds of $235,200.

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

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we intend market and sell the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their work days. The features of the software are as follows:

• the software will monitor the employees’ computer desktops while they are actually working on the system. Surveillance will commence when an employee logs on to his or her computer through our software and will continue until the employee logs out of the system. After an employee signs out of the software, recording and monitoring will cease and the employee can access his or her computer contents and the Internet for personal purposes;

• when the employee is logged in, the software will allow management to maintain real-time access to employee activity and to view each employee’s desktop screen content and the keystrokes that the employee is typing. All of this information will also be recorded and stored for future management use with all information time stamped. The file name for each day’s recording will be the employee’s first name, last name, and the year, month, and day, which will allow a manager to identify the appropriate recording without difficulty; and

• based on employee actions, the software will calculate the amount of time that the employee was logged into the system based on a searchable time period (e.g., a shift, a week, or a month). It will also indicate the length of various time periods during which the employee did not make any keystrokes on his or her computer and allow the manager to quickly access the recording of employee’s desktop at the times when keystrokes commenced and stopped. The software will also provide details of the length of each break that the employee takes during the work period analyzed. It will also have tools that the manager can use, in tabular and graphic form, to compare the efficiency of employees in terms of keystrokes and time logged in to their computer.

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

Results of Operations for the three and six months Ended January 31, 2022

Our net loss for the three and six-month periods ended January 31, 2022 were $65,871 and $115,872, respectively (January 31, 2021 - $85,271 and $541,869), which consisted entirely of general and administrative fees. We have not generated significant revenue during this period. The net loss in the current fiscal year is substantially lower than our net loss in the comparative period in fiscal 2021 due to a decrease in software development costs.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2022, our current assets were $34,772 compared to $112,834 on July 31, 2021. The decrease in current assets is attributable to a decrease in cash from proceeds of share issuances during the period as compared to the prior fiscal year.

As of January 31, 2022, our liabilities were $541,729 compared to $748,618 on July 31, 2021. The decrease in liabilities is attributable to a reduction in our both our accounts payable and convertible note payables from conversions in the period.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2022, net cash flows used in operating activities were $120,064 consisting of a net loss of $115,872, which was offset by reduction in accounts payable and accrued liabilities of $39,192 and deposits and prepayments of $35,000.

Cash Flows from Investing Activities

For the six-month period ended January 31, 2022, net cash flows used in investing activities were $70,866 consisting entirely of software development costs incurred in the period.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $147,868 in the six-month period ended January 31, 2022, which consisted of $221,100 from our sale of common stock, which was offset by a change in convertible notes payable of $120,750, a change in loans payable of $43,482, and a share subscription advance of $91,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2021, EMA provided us and our transfer agent with a notice of conversion whereby it instructed the transfer agent to convert the entire principal amount of the note, plus interest, for 1,281,682 of our shares. Because the note contains a clause that allows EMA to cancel the conversion if the shares are not issued within one business day of the conversion notice, EMA canceled the conversion on April 8 following the decline in our stock price. The transfer agent advised us that it could not issue the converted shares by the one business day deadline because EMA did not provide it with the necessary documentation to affect the conversion and issue the shares.

EMA provided successive conversion notices to us and our transfer agent, which resulted in EMA being issued 18,369,800 shares in our common stock. Through its sales of this stock, our share price declined from by over 90% from $0.102 on April 6, 2021, to $0.009 on May 23, 2021.

We were ready, willing, and able to prepay EMA’s note for the amount originally stated in the note by the prepayment deadline date and suffered damages due to EMA’s failure to accept that prepayment. Moreover, we allege that EMA acted in bad faith by providing notice of conversion of its note to its transfer agent and then failing to provide the transfer agent with the documentation necessary to affect the conversion so that it could withdraw the conversion if our stock price subsequently fell or proceed with the conversion if the stock value increased or remained stable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have disclosed all unregistered sales of equity securities during the quarter ended January 31, 2022 in current reports on Form 8-K filed with the Securities & Exchange Commission.

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

Cyber Apps World Inc.

Dated: March 7, 2022	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director