Form 10-Q
period 2022-04-30
Cyber Apps World
filed 2022-06-13
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

620,511,261 shares of common stock are issued and outstanding as of June 7, 2022.

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

The results of operations for the nine months ended April 30, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

CYBER APPS WORLD INC.

CONDENSED BALANCE SHEET

As of April 30, 2022 and July 31, 2021

	April 30,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	3,100	70,182
Deposits & prepayments	7,652	42,652
Total current assets	10,752	112,834
Fixed assets:
Software development	-	308,752
Total fixed assets	-	308,752
Other assets:
Goodwill	964,581	964,581
Software Development - WIP	800,172	420,554
Total other assets	1,764,753	1,385,135
Total Assets	1,775,506	1,806,721

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	205,656	223,789
Total current liabilities	205,656	223,789
Long term liabilities:
Convertible Notes Payable	153,750	469,750
Loan Payable	11,597	55,079
Total non-current liabilities	165,347	524,829
Total Liabilities	371,003	748,618

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 0 issued and outstanding.
Common stock: $0.00075 par value, 5,000,000,000 authorized, 530,659,518 issued and outstanding as of April 30, 2022 and 388,986,268 issued and outstanding as of July 31, 2021, respectively	236,984	39,079
Shares to be issued	55,000	23,000
Additional paid in capital	10,671,820	10,384,113
Accumulated deficit	(9,559,301)	(9,388,089)
Total Stockholder’s Equity	1,404,503	1,058,103
Total Liabilities and Stockholder’s Equity	1,775,506	1,806,721

(The accompanying notes are an integral part of these condensed unaudited interim financial statements)

CYBER APPS WORLD INC.

CONDENSED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months Ended April		For the Nine Months Ended April
	2022	2021	2022	2021
	$	$	$	$
Net Sales
			11	-
Cost of Goods Sold
		-	-	-
Gross Income	-	-	11	-

Expenses
General and administrative	58,805	87,449	174,688	249,747
Consolidated loss before interest & taxes	(58,805)	(87,449)	(174,677)	(249,747)
Income tax	-	-	-	-
Consolidated net loss	(58,805)	(87,449)	(174,677)	(249,747)

Net income per share – basic and diluted	-	-	-	-

Weighted average shares outstanding – basic and diluted	530,659,518	241,093,483	530,659,518	241,093,483

(The accompanying notes are an integral part of these condensed unaudited interim financial statements)

CYBER APPS WORLD INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended April 30, 2022 and 2021

	Common Stock		Additional Paid in	Shares	Accumulated
	Number	Par Value	Capital	to be issued	Deficit	Total
	$	$	$	$
Opening Balance as of July 31, 2020	24,319,949	24,320	9,772,742	-	(8,827,442)	969,619
Common stock issued for cash	147,472,685	10,000	122,264	-	-	132,264
Other	-	-	-	-	(35,478)	(35,478)
Net Loss	-	-	-	-	(249,747)	(249,747)
Closing Balance as of April 30, 2021	171,792,634	34,320	9,895,006	-	(9,112,667)	816,659

Opening Balance as of July 31, 2021	388,986,268	39,079	10,384,113	23,000	(9,388,089)	1,058,103
Cancellation of Shares as of January 31, 2022	(141,000,000)	(14,100)	-	-	-	(14,100)
Common stock issued for cash, January 31, 2022	282,673,250	212,005	287,707	-	-	499,712
Shares to be issued	-	-	-	32,000	-	32,000
Other	-	-	-	-	3,465	3,465
Net Loss	-	-	-	-	(174,677)	(174,677)
Closing Balance as of April 30, 2022	530,659,518	236,984	10,671,820	55,000	(9,559,301)	1,404,503

(The accompanying notes are an integral part of these condensed unaudited interim financial statements)

CYBER APPS WORLD INC.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2022

	For the Nine Months
	Ended April 30
	2022	2021
	$	$
Cash flows from operating activities
Net income (loss) for the period	(174,677)	(249,747)
Change in operating assets and liabilities
Deposits & prepayments	35,000	(9,668)
Accounts payable and accrued liabilities	(14,668)	(20,242)
Due to related party	-	10,000
Net cash used in operating activities	(154,345)	(269,656)

Cash flows from investing activities
Software development	(70,866)	194,763
Net cash used in investing activities	(70,866)	194,763

Cash flows from financing activities
Change in convertible notes payable	(316,000)	-
Change in loan payable	(43,482)	(21,705)
Shares to be issued	32,000	-
Proceeds from issuance of common shares	197,905	10,000
Proceeds from issuance of additional paid in capital	287,707	122,264
Net cash provided by financing activities	158,130	110,559

Change in Cash	(67,082)	35,666

Cash – beginning of period	70,182	115

Cash – end of period	3,100	35,781

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these condensed unaudited interim financial statements)

CYBER APPS WORLD, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2022

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

Going Concern

The Company’s financial statements for the period ended April 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had immaterial revenue as of April 30, 2022. Additionally, for the three-month period ended April 30, 2022, the Company reported a net loss of $58,805, operating cash outflows of $154,345 and an accumulated deficit of $9,559,301 as of April 30, 2022. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2021. There were no significant changes to these accounting policies during the nine months ended April 30, 2022 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of April 30, 2022, the Company had $3,100 (July 31, 2021 - $70,182) in cash.

Note 3. Convertible Notes Payable and Notes Payable

As of April 30, 2022, the Company has a balance of convertible notes of $153,750 (July 31, 2021 - $469,750), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes bear interest at a rate of 10% per annum.

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

During the nine months ended April 30, 2022, the Company transferred 141,000,000 shares of common stock in the capital of its subsidiary, WarpSpeed Taxi Inc., with a par value of $14,100 related to a previous business combination.

During the nine months ended April 30, 2022, the Company issued 282,673,250 shares of common stock from conversion from some of the Company’s convertible notes.

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

Results of Operations for the three and nine months Ended April 30, 2022

Our net loss for the three and nine-month periods ended April 30, 2022 were $58,805 and $174,688 respectively (April 30, 2021 - $87,449 and $249,747), which consisted entirely of general and administrative fees. We have not generated significant revenue during this period. The net loss in the current fiscal year is lower than our net loss in the comparative period in fiscal 2021 due to a decrease in software development costs.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2022, our current assets were $10,752 compared to $112,834 on July 31, 2021. The decrease in current assets is attributable to a decrease in cash from proceeds of share issuances during the period as compared to the prior fiscal year.

As of April 30, 2022, our liabilities were $371,003 compared to $748,618 on July 31, 2021. The decrease in liabilities is attributable to a reduction in our both our accounts payable and convertible note payables from conversions of debt into shares in the period.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2022, net cash flows used in operating activities were $154,3455 consisting of a net loss of $174,677, which was offset by reduction in accounts payable and accrued liabilities of $14,668 and deposits and prepayments of $35,000.

Cash Flows from Investing Activities

For the nine-month period ended April 30, 2022, net cash flows used in investing activities were $70,866 consisting entirely of software development costs incurred in the period.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $158,130 in the nine-month period ended April 30, 2022, which consisted of $485,612 from our issuance of common stock and $32,000 relating to an obligation to issue stock, which were offset by a change in convertible notes payable of $316,000 and a change in loans payable of $43,482.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMA successfully brought a motion to transfer the venue of the United States District Court for the Southern District of New York. We have retained legal counsel in New York to pursue our legal claims against EMA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have disclosed all unregistered sales of equity securities during the quarter ended April 30, 2022 in current reports on Form 8-K filed with the Securities & Exchange Commission.

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

Dated: June 8, 2022	Cyber Apps World Inc.

	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director