Form 10-K
period 2022-07-31
Cyber Apps World
filed 2022-10-06
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Years Ended July 31, 2022, and 2021

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $4,212,132 based on the closing price of the issuer’s common stock on January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

890,070,927 shares of common stock are issued and outstanding as of October 3, 2022

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2022 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

Privacy and Value Software

On March 15, 2021, we entered into an agreement to acquire employee monitoring software known as “Privacy and Value”. We amended this agreement on April 20, 2021 and September 28, 2022. The software product attempts to balance employer concerns regarding employee efficiency and productivity with employee privacy.

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

In consideration of the vendor selling the Privacy and Value software to us, we have agreed to:

(a)	pay $10,000 to the vendor upon execution of the agreement; and

(b)

pay, by March 31, 2023, an amount equal to the estimation of value of a 50% interest in the Software and the related data and databases based on an independent business valuation completed by a valuator who is accredited by the American Society of Appraisers and acceptable to both parties less the $10,000 cash payment noted above. Notwithstanding the valuation’s estimation of value of the software, the amount of the additional payment shall not be less than $50,000 and shall not exceed $250,000. We obtained an independent business valuation on the Software in June 2021, which indicated that we would have to pay $250,000 to complete the acquisition of a 50% interest in the Software.

Friendly and Fast Delivery Service

We are currently developing a delivery computer application known as Friendly and Fast. The application is being designed to allow users to order food, groceries, and other courier services. Friendly and Fast’s focus will strictly be delivery of goods.

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

Financial Condition

Our financial statements for the period ended July 31, 2022, and 2021 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have not generated any significant revenue as of July 31, 2022. Management recognizes that our continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as we continue to incur losses.

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

Our ability to raise additional capital is affected by trends and uncertainties beyond its control. We do not currently have any arrangements for financing, and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us. These uncertainties raise substantial doubt about our ability to continue as a going concern.

Competition

Friendly and Fast Application

There is intense competition between traditional taxi and courier companies, and delivery service companies. Companies providing ride-hailing services are transitioning from providing traditional taxi services to additional services, such as ride sharing and food and consumer goods delivery, in order to expand the overall market for transportation services.

The delivery service market is quite fragmented as there is high competition in the market among major players. Since this market is expanding, new entrants are emerging as well. We will compete with other delivery service companies, including Uber Eats, Skip The Dishes, Door Dash, and Grubhub that are well-established in North America. In other markets where we may wish to expand, there are also well-established regional companies, such as DiDi (China), Ola (India), Grab (southeast Asia), Bolt (Europe, Africa, and the Middle East), and Cabify (South America). These companies generally have greater financial and technical resources, industry expertise, and managerial capabilities than we do. Most of our competitors benefit from established brand awareness with current and prospective customers.

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

Privacy and Value Software

The software and computer application development business are also extremely fragmented and competitive. The sector includes large, established corporations that develop their products in-house and have the capability and financial resources necessary in order to launch and market their products, as well as large custom software development companies that design products according to client specifications, such as Praxent, Orases, 10Pearls, Fingent, Tack Mobile, and Mercury Development. Additionally, there are smaller niche market participants that focus on a single or small number of products that are well-tailored to specific commercial or consumer demands. Many of these competitors have international operations and are able to not only compete in terms of software quality, but also based on price given their access to software development talent in developing countries, such as India, where skilled labor is less expensive.

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

Subsidiaries

We have a wholly-owned subsidiary, RTsave Inc. that previously held our interest in the SmartSaveNow website.

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

As of September •, 2022, there were approximately 47 registered owners of record of our common stock. During our previous eight fiscal quarters, the high and low trading prices as reported by Yahoo Finance were as follows:

Period	High	Low
August 1, 2020, to October 31, 2020	$1.00	$0.15
November 1, 2020, to January 31, 2021	$0.70	$0.14
February 1, 2021, to April 30, 2021	$0.374	$0.017
May 1, 2021, to July 31, 2021	$0.103	$0.006
August 1, 2021, to October 31, 2021	$0.0189	$0.0045
November 1, 2021, to Jan 31, 2022	$0.032	$0.0046
February 1, 2022, to April 30, 2022	$0.0069	$0.0014
May 1, 2022, to July 31, 2022	$0.0035	$0.0008

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

Results of Operations – Year Ended July 31, 2022, and 2021

We have not earned any significant revenue from our operations during the year-ended July 31, 2022, and 2021. During the year ended July 31, 2022, we incurred net losses of $1,498,311 consisting entirely of general and administrative fees. The increase in general and administrative fees during the year-ended July 30,2022 primarily from a $1,350,000 impairment loss on our goodwill and software development balance and from increased business activity relating to software development

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2022, our current assets consisted of $7,972 in cash and deposits and our total liabilities were $206,567 which consisted of convertible notes payable of $77,200, loans payable of $11,597, and accounts payable and accrued expenses of $117,770.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2022, net cash flows used in operating activities were $215,865 consisting of our net loss for the period of $1,498,311, adjusted for impairment loss incurred in the period of $1,350,000, accounts payable of $102,554 and deposits of $35,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either third-party or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2022, net cash from financing activities was $216,869, which consisted of proceeds from issuance of additional shares of our common and preferred stock, offset by convertible notes payable of $392,550 and loans payable of $43,482, which were converted into our shares pursuant to the terms of convertible promissory notes.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2022, we spent $70,866 of our cash for software development.

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

Our ability to raise additional capital is affected by trends and uncertainties beyond our control. We do not currently have any arrangements for financing, and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data (PCAOB 50909).

CYBER APPS WORLD INC.
FINANCIAL STATEMENTS
July 31, 2022 and 2021
Index to Financial Statements

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Cyber Apps World Inc.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Cyber Apps World Inc. and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the years ended July 31, 2022 and July 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2022 and July 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern matters.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for opinion.

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

Critical audit matters.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved my especially challenging, subjective, or complex judgments. I have determined that there are no critical audit matters to report.

The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion.

/s/ Jack Shama, CPA

Jack Shama, CPA

October 3, 2022

I have served as the company’s auditor since March 2019.

CYBER APPS WORLD INC.

CONSOLIDATED BALANCE SHEET (AUDITED)

	July 31,	July 31,
	2022	2021
	$	$

ASSETS

Current assets:
Cash	320	70,182
Deposits & prepayments	7,652	42,652
Total current assets	7,972	112,834
Fixed assets:
Software development	-	308,752
Total fixed assets	-	308,752
Other assets:
Goodwill	-	964,581
Software development - WIP	414,753	420,554
Total other assets	414,753	1,385,135
Total Assets	422,725	1,806,721

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	117,770	223,789
Total current liabilities	117,770	223,789
Long term liabilities:
Convertible notes payable	77,200	469,750
Loan payable	11,597	55,079
Total non-current liabilities	88,797	524,829
Total Liabilities	206,567	748,618

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding.	100	-
Common stock: $0.00075 par value, 5,000,000,000 authorized, 807,616,147 issued and outstanding as of July 31, 2022 and 388,986,268 issued and outstanding as of July 31, 2021, respectively	444,701	39,079
Shares to be issued	-	23,000
Additional paid in capital	10,654,292	10,384,113
Accumulated deficit	(10,882,935)	(9,388,089)
Total Stockholder’s Equity	216,158	1,058,103
Total Liabilities and Stockholder’s Equity	422,725	1,806,721

(The accompanying notes are an integral part of these audited consolidated financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (AUDITED)

	For the year ended July 31,
	2022	2021
	$	$
Net Sales
	11	-
Cost of Goods Sold
	-	-
Gross Income	11	-

Expenses
General and administrative	1,498,322	550,194
Consolidated loss before interest & taxes	(1,498,311)	(550,194)
Income tax	-	-
Consolidated net loss	(1,498,311)	(550,194)

Net income per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	807,616,147	241,093,483

(The accompanying notes are an integral part of these audited consolidated financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (AUDITED)

For the years ended July 31, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid in	Shares to be	Accumulated
	Number	Par Value	Number	Par Value	Capital	issued	Deficit	Total
	$	$	$	$	$	$
Opening Balance as of July 31, 2020	171,792,634	24,320	-	-	9,772,742	-	(8,862,921)	934,141
Common stock issued for cash	76,193,634	659	-	-	611,372	-	-	612,031
Share capital for business combination	141,000,000	14,100	-	-	-	-	-	14,100
Shares to be issued	-	-	-	-	-	23,000	-	23,000
Other	-	-	-	-	-	-	25,026	25,026
Net Loss	-	-	-	-	-	-	(550,194)	(550,194)
Closing Balance as of July 31, 2021	388,986,268	39,079	-	-	10,384,113	23,000	(9,388,089)	1,058,103

Opening Balance as of July 31, 2021	388,986,268	39,079	-	-	10,384,113	23,000	(9,388,089)	1,058,103
Cancellation of Shares as of January 31, 2022	(141,000,000)	(14,100)	-	-	-	-	-	(14,100)
Common stock issued for cash, July 31, 2022	559,629,879	419,722	-	-	270,179	-	-	689,901
Preferred Stock Issued	-	-	100,000	100	-	-	-	100
Shares to be issued	-	-	-	-	-	(23,000)	-	(23,000)
Other	-	-	-	-	-	-	3,465	3,465
Net Loss	-	-	-	-	-	-	(1,498,311)	(1,498,311)
Closing Balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	216,158

(The accompanying notes are an integral part of these audited consolidated financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (AUDITED)

	For the year ended
	July 31,
	2022	2021
	$	$
Cash flows from operating activities
Net income (loss) for the period	(1,498,311)	(550,194)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss	1,350,000	-
Change in operating assets and liabilities
Deposits & prepayments	35,000	(41,668)
Accounts payable and accrued liabilities	(102,554)	97,315
Net cash used in operating activities	(215,865)	(494,547)

Cash flows from investing activities
Software development and goodwill	(70,866)	(331,387)
Net cash used in investing activities	(70,866)	(331,387)

Cash flows from financing activities
Change in convertible notes payable	(392,550)	202,200
Change in loan payable	(43,482)	(71,705)
Shares to be issued	(23,000)	23,000
Proceeds from issuance of preferred shares	100	-
Proceeds from issuance of common shares	405,622	30,800
Proceeds from issuance of additional paid in capital	270,179	711,706
Net cash provided by financing activities	216,869	896,001

Change in Cash	(69,862)	70,067

Cash – beginning of period	70,182	115

Cash – end of period	320	70,182

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited consolidated financial statements)

CYBER APPS WORLD INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022, and 2021

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

Basis of Presentation

Going Concern

The Company’s financial statements for the years ended July 31, 2022, and 2021, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have significant revenue as of July 31, 2022. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since August 1, 2021, to July 31, 2022, the Company has generated no significant revenue.

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of net identifiable assets (tangible and intangible assets) acquired in business combination transactions. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long-range plan to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The Company considers persistent and lasting decline in revenue, negative operating cash flows, changes in internal strategic expansion plans, changes in any applicable regulatory environments, among other factors, as part of the qualitative assessment.

The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, the Company determines if it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit.

For the year ended July 31, 2022, the Company recorded an aggregate impairment loss of $1,350,000 (July 31, 2021 - $Nil) against its goodwill balance and software development balance. As of July 31, 2022, the Company’s goodwill balance was $Nil (July 31, 2021 - $Nil) and a software development balance of $414,753.

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

Note 3. Convertible Notes Payable and Loan Payable

As of July 31, 2022, the Company holds a balance of convertible note payable in the amount of $77,200 (July 31, 2021 - $469,750), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company’s stock within the prior 20 trading days prior to conversion. The convertible notes bear interest at rates ranging from 10% per annum to 12% per annum compounded monthly.

As of July 31, 2022, the Company has an outstanding loan payable balance of $11,597 (July 31, 2021 - $55,079).

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

On August 18, 2021, the Company increased its authorized capital to 5,000,000,000 shares of common stock with par value $0.00075.

During the year-ended July 31, 2022, the Company issued 559,629,879 shares of common stock for total proceeds of $689,901. The Company also cancelled 141,000,000 shares of common stock for no monetary amount.

On June 23, 2022, the Company issued 100,000 shares of Series A Super Voting Preferred Stock for consideration of $0.001 per share, resulting in total proceeds of $100. The Series A Stock shall have the following preferences, powers, designations and other special rights:

1. Voting.

Each share of Series A Stock shall entitle the holder to 10,000 votes on all matters submitted to the shareholders of the Company’s common stock. A holder of the Series A Stock shall vote together with the holders of Common Stock as a single class upon all matters submitted to the Common Stock shareholders.

2. Dividends.

The holders of Series A Stock of the Company shall not be entitled to receive dividends paid on the Company’s Common Stock.

3. No Liquidation Preference.

Upon liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the holders of the Series A Stock then outstanding shall not be entitled to receive out of the assets of the Company, whether from capital or earnings available for distribution, any amounts which will be otherwise available to and distributed to the holder of Common Stock.

Note 5. Income Taxes

As of July 31, 2022, the Company has deferred tax assets as a result of the net operating losses incurred from inception. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Deferred tax assets and the corresponding valuation allowances amounted to approximately $3.3 million and $1.9 million as of July 31, 2022, and July 31, 2021, respectively. The statutory tax rate is 21% and the effective tax rate is zero.

Under current tax laws, the cumulative operating losses incurred amounting to approximately $10.3 million and $8.8 million on July 31, 2022, and July 31, 2021, respectively, will begin to expire in 2024.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on loss carry-forwards to offset taxable income when an ownership change occurs. The Company meets the definition of an ownership change and some of the net operating loss carry forwards will be limited.

Note 6. Related Party Transactions

During the year-ended July 31, 2022, the Company issued 100,000 shares of Series A Super Voting Preferred Stock for consideration of $0.001 per share, resulting in total proceeds of $100, to a director of the Company. Each share of Series A Stock shall entitle the holder to 10,000 votes on all matters submitted to the shareholders of the Company’s common stock.

Note 7. Subsequent Events

Subsequent to the fiscal year ended July 31, 2022, shareholders representing a majority of the Company’s issued voting shares, as well as the Company’s Board of Directors approved a reverse stock split whereby each 840 pre-split shares of common stock shall be exchanged for one post-split share of common stock. Concurrently with the reverse split, the Company has approved the decrease in its authorized shares of common stock from 5,000,000,000 shares with par value $0.00075 to 250,000,000 shares with par value $0.001.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2022, and were subject to material weaknesses.

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

2.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5) (ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Mohammed Irfan Rafimiya Kazi	President, CEO, CFO, and Director	44	March 10, 2020, to present
Kateryna Malenko	Secretary and Director	31	November 2, 2018, to present

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, we believe that during the fiscal year ended July 31, 2022, all such filing requirements applicable to its officers and directors were complied with, as required.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in pension	All Other	Total
Position				Awards	Awards	Incentive Plan	value and	Compensation
						Compensation	nonqualified
							deferred
							compensation
							earnings
		($)	($)	($)	($)	($)	($)	($)	($)
Mohammed Ifran Rafimiya Kazi President and CEO	2022 2021 2020	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Liudmilla Voinarovska Former President and CEO	2020	0	0	0	0	0	0	0	0

Kateryna Malenko	2022	0	0	0	0	0	0	0	0
Secretary	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as September •, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Mohammed Ifran Rafimiya Kazi	0
9436 W. Lake Mead Blvd., Ste. 5-53	shares of common stock	0%
Las Vegas, NV 89134

Kateryna Malenko, Secretary and Director	82,240,000 shares of common stock	4.35%
18124 Wedge Pkwy Suite 1050	100,000 shares of Series A	52.91%
Reno, NV 89511	Super Voting preferred stock

Mehboob Charania	46,000,000	2.43%
30 North Gould Street, Suite R	shares of common stock
Sheridan, WY, 82801

All directors and officers as a group	82,240,000 shares of common stock	4.35%
that consists of two persons	100,000 shares of Series A Super Voting preferred stock	52.91%

The shares of common stock that Kateryna Malenko beneficially owns are held in Kat Consulting Corp., a private company that she controls.

The shares that Mehboob Charania beneficially owns are held in Real-Time Save Online Inc., a private company that he controls.

The percent of common stock that each shareholder owns is based on 890,070,927 shares of common stock issued and outstanding as of the date of this annual report. It also includes the voting power attributed to 100,000 shares of Series A preferred stock issued to Kateryna Malenko. Each share of Series A preferred stock entitles her to 10,000 votes on all matters submitted to the shareholders of the Company’s common stock. Thus, the total voting shares issued and outstanding for the purpose of the above calculations are 1,890,070,927.

None of the above shareholders have any right to acquire additional shares of our common stock. There are no arrangements that may result in our change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 22, 2022, we entered into a subscription agreement with Kateryna Malenko, a director and officer of the Company, whereby she purchased 100,000 shares of Series A Super Voting preferred stock from us for total consideration of $100. Each share of Series A Super Voting preferred stock entitles Ms. Malenko to her to 10,000 votes on all matters submitted to the shareholders of the Company’s common stock.

Otherwise, during the Company’s most two most recently completed fiscal years ended July 31, 2022, and 2021, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2022, was $2,000 ($2,000 in fiscal 2021).

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

Our independent accountant has billed $4,500 for other fees in each of fiscal 2022 and 2021.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit

3.1	Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Commission on May 7, 2003.)
3.1a	Certificate of Change, effective October 23, 2019, providing for a 4-for-1 stock split and increase in authorized common stock. (Incorporated herein by reference to Exhibit 3.1a to the Company’s Amended Annual report on Form 10-K/A, filed with the Commission on August 13, 2020.)
3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)
31.	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.
32.	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

EC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: October 3, 2022

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi (President, Chief Executive Officer and Director) Date: October 3, 2022