Form 10-Q
period 2022-10-31
Cyber Apps World
filed 2022-12-14
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

1,059,663 shares of common stock are issued and outstanding as of December 14, 2022.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

CYBER APPS WORLD INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	October 31,	July 31,
	2022	2022
	$	$
Current assets:
Cash	225	320
Deposits & prepayments	7,652	7,652
Total current assets	7,877	7,972
Other assets:
Software development - WIP	414,753	414,753
Total other assets	414,753	414,753
Total Assets	422,630	422,725

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	97,433	117,770
Total current liabilities	97,433	117,770
Long term liabilities:
Convertible notes payable	97,750	77,200
Loan payable	11,597	11,597
Total non-current liabilities	109,347	88,797
Total Liabilities	206,780	206,567

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of October 31, 2022 and July 31, 2022.	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,059,663 issued and outstanding as of October 31, 2022 and 889,011,264 as of July 31, 2022, respectively	506,542	444,701
Shares to be issued	-	-
Additional paid in capital	10,615,901	10,654,292
Accumulated deficit	(10,906,693)	(10,882,935)
Total Stockholder’s Equity	215,850	216,158
Total Liabilities and Stockholder’s Equity	422,630	422,725

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

	For the three month period ended	For the three month period ended
	October 31, 2022	October 31, 2021
	$	$
Net Sales
	-	11
Cost of Goods Sold
	-	-
Gross Income	-	11

Expenses
General and administrative	23,758	85,293
Consolidated loss before interest & taxes	(23,758)	(85,282)
Income tax	-	-
Consolidated net loss	(23,758)	(85,282)

Net income per share – basic and diluted	(0.02)	(0.00)

Weighted average shares outstanding – basic and diluted	1,059,663	425,551,302

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For three month period ended October 31, 2022 and October 31, 2021

					Additional	Shares
	Common Stock		Preferred Stock		Paid in	to be	Accumulated	Minority
	Number	Par Value	Number	Par Value	Capital	issued	Deficit	Interest	Total
		$		$	$	$	$		$
Opening Balance as of July 31, 2021	247,986,268	24,979	-	-	10,384,113	23,000	(9,396,371)	8,281	1,044,002
Share capital for business combination as of July 31, 2021	141,000,000	14,100	-	-	-	-	-	-	14,100
Common stock issued for cash during the quarter	36,565,034	84,569	-	-	1,006	-	-	-	85,575
Preferred Stock Issued	-	-	-	-	-	-	-	-	-
Common stock subscribed	-	-	-	-	-	-	-	204,000	204,000
Shares to be issued	-	-	-	-	-	36,000	-		36,000
Net Loss	-	-	-	-	-	-	(49,681)	(35,601)	(85,282)
Closing Balance as of October 31, 2021	425,551,302	123,648	-	-	10,385,119	59,000	(9,446,052)	176,680	1,298,395

Opening Balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	-	216,158
Issuance of Common Stock	82,454,780	61,841	-	-	(38,391)	-	-	-	23,450
Cancellation of Common Shares	(889,011,264)	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(23,758)	-	(23,758)
Closing Balance as of October 31, 2022	1,059,663	506,542	100,000	100	10,615,901	-	(10,906,693)	-	215,850

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three month period ended
	October 31,
	2022	2021
	$	$
Cash flows from operating activities
Net income (loss) for the period	(23,758)	(85,282)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities
Deposits & prepayments	-	70,976
Accounts payable and accrued liabilities	(20,337)	118,000
Net cash provided from (used in) operating activities	(44,095)	103,694

Cash flows from investing activities
Software development	-	(400,000)
Net cash used in investing activities	-	(400,000)

Cash flows from financing activities
Change in convertible notes payable	20,550	204,000
Change in loan payable	-	(13,482)
Shares to be issued	-	36,000
Proceeds from issuance of preferred shares	-	-
Proceeds from issuance of common shares	61,841	84,569
Proceeds from issuance of additional paid in capital	(38,391)	1,006
Net cash provided by financing activities	44,000	312,093

Change in Cash	(95)	15,787

Cash – beginning of period	320	70,182

Cash – end of period	225	85,969

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the three months ended October 31, 2022 and 2021

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited interim condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”) and RTsave Inc., a wholly-owned subsidiary incorporated pursuant to the laws of Wyoming. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World Inc. for the year ended July 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2022.

Going Concern

The Company’s financial statements for the three months ended October 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue during the three months ended October 31, 2022. Additionally, for the three months ended October 31, 2022, the Company reported a net loss of $23,758, operating cash outflows of $44,095 and an accumulated deficit of $10,906,693 as of October 31, 2022. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2022. There were no significant changes to these accounting policies during the three months ended October 31, 2022 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of October 31, 2022, the Company has a balance of convertible notes of $97,750 (July 31, 2022 - $77,200), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 55% to 61% of the lowest market price of the Company’s stock within the prior 20 to 30 trading days prior to conversion. The convertible notes are due and payable on dates within the next 12 months and bear interest at a rate of 10% per annum.

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

On September 19, 2022, the Company filed with the Secretary of State of Nevada a Certificate of Change that affected a 840:1 reverse split in the outstanding common stock and a concurrent decrease in the authorized common stock to 250,000,000 shares with par value $0.001.

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

As companies are increasingly attempting to meet the demands of employees that want work environment flexibility and were forced to avoid employee congregation in response to the global Covid-19 pandemic, they are retaining staff that either work from home or they rely on outsourcing to retain employees and independent contractors in other countries. One of the primary concerns with having staff work in a separate location that removes them from the daily, direct oversight of management is that employee productivity will suffer. One of the responses to this concern is for businesses to use some form of worker surveillance in order to ensure that employees are utilizing their work time efficiently. However, businesses may face pushback from their staff due to concerns that their personal privacy is compromised when they are subject to constant monitoring during work hours. They may resist practices such as webcam surveillance or persistent computer screen observation.

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we developed and intend to market the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their work days.

LytSpid Service

We are currently developing a delivery computer application known as LytSpid (pronounced “light speed”). The application is being designed to allow users to order food, groceries, and other courier services. LytSpid’s focus will strictly be delivery of goods.

LytSpid will target both individuals and corporate customer segments. For corporate clients, this feature will give discounts to restaurant owners, grocery stores, couriers, and similar enterprises so they can affordably provide deliveries to their customers. We are currently organizing beta testing of the application in Ahmedabad, India and have commissioned a private company to be primarily responsible for the completion of the application development.

Results of Operations for the three months ended October 31, 2022 and 2021

Our net loss for the three months ended October 31, 2022 and 2021, was $23,758 and $85,282, respectively, which consisted entirely of general and administrative fees. We have generated no revenue during the three months ended October 31, 2022 and insignificant revenue during the three months ended October 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2022, our current assets were $7,877 compared to $7,972 at July 31, 2022. The decrease in current assets is attributable to an payment of our accounts payable and accrued liabilities during the period.

As of October 31, 2022, our current liabilities were $97,433 compared to $117,770 at July 31, 2022. The decrease in current liabilities is attributable to a reduction in our accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the three months ended October 31, 2022, net cash flows used in operating activities were $44,095 consisting of a net loss of $23,758, and decrease in accounts payable of $20,337. For the three months ended October 31, 2021, net cash flows provided from operating activities were $103,694 which consisted of a net loss of $85,282 offset by an increase in deposits and prepayments of $70,976 and accounts payable and accrued liabilities of $118,000.

Cash Flows from Investing Activities

There were no cash flows from investing activities during the three months ended October 31, 2022. This compares to net cash flows used in investing activities of $400,000 for the continued development of software during the three months ended October 31, 2021.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $44,000 in the three-month period ended October 31, 2022 compared to $312,093 in the three-month period ended October 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMA successfully brought a motion to transfer the venue of the United States District Court for the Southern District of New York and has filed an application to have our claim dismissed. On December 9, 2022, the Court dismissed our causes of action relating to recission, unjust enrichment, breach of contract with respect to resale of the securities, and breach of implied covenant of good faith and fair dealing. However, the Court denied EMA’s motion to dismiss our claims relating to market manipulation and breach of contract concerning a “most favored nation” clause. An initial pretrial conference has be set for January 13, 2023.

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

Cyber Apps World Inc.

Dated: December 14, 2022	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director