Form 10-Q
period 2023-01-31
Cyber Apps World
filed 2023-03-14
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

1,272,917 shares of common stock are issued and outstanding as of March 13, 2023.

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

The results of operations for the three months and six months ended January 31, 2023 are not necessarily indicative of the results for the entire fiscal year or for any other period.

CYBER APPS WORLD INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	January 31, 2023	July 31, 2022
	$	$
Current assets:
Cash	264	320
Deposits & prepayments	7,652	7,652
Total current assets	7,916	7,972
Other assets:
Software development - WIP	466,695	414,753
Total other assets	466,695	414,753
Total Assets	474,611	422,725

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	98,443	117,770
Total current liabilities	98,443	117,770
Long term liabilities:
Convertible notes payable	186,968	77,200
Loan payable	11,597	11,597
Total non-current liabilities	198,565	88,797
Total Liabilities	297,008	206,567

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 300,000 issued and outstanding as of January 31, 2023 and July 31, 2022	300	100
Common stock: $0.001 par value, 250,000,000 authorized, 16,061,667 issued and outstanding as of January 31, 2023 and 889,011,264 as of July 31, 2022, respectively	521,544	444,701
Shares to be issued	-	-
Additional paid in capital	10,615,899	10,654,292
Accumulated deficit	(10,960,140)	(10,882,935)
Total Stockholder’s Equity	177,603	216,158
Total Liabilities and Stockholder's Equity	474,611	422,725

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

	For the three month period ended		For the six month period ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
	$	$	$	$
Net Sales
	-	-	-	11
Cost of Goods Sold
	-	-	-	-
Gross Income	-	-	-	11

Expenses
General and administrative	53,447	65,871	77,205	115,883
Consolidated loss before interest & taxes	(53,447)	(65,871)	(77,205)	(115,872)
Income tax	-	-	-	-
Consolidated net loss	(53,447)	(65,871)	(77,205)	(115,872)

Net income per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	16,061,667	321,510,839	16,061,667	321,510,839

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For six month period ended January 31, 2023 and January 31, 2022

	Common Stock		Preferred Stock		Additional Paid in	Shares to be	Accumulated
	Number	Par Value	Number	Par Value	Capital	issued	Deficit	Total
		$		$	$	$	$	$
Opening Balance as of July 31, 2021	388,986,268	39,079	-	-	10,384,113	23,000	(9,388,089)	1,058,103
Cancellation of Shares as of January 31, 2022	(141,000,000)	(14,100)	-	-	-	-	-	(14,100)
Common stock issued for cash during the quarter	73,524,571	55,143	-	-	180,057	-	-	235,200
Preferred Stock Issued	-	-	-	-	-	-	-	-
Shares to be issued	-	-	-	-	-	91,000	-	91,000
Other	-	-	-	-	-	-	3,465	3,465
Net Loss	-	-	-	-	-	-	(115,872)	(115,872)
Closing Balance as of January 31, 2022	321,510,839	80,122	-	-	10,564,170	114,000	(9,500,496)	1,257,796

Opening Balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	216,158
Issuance of Common Stock	97,454,780	76,841	-	-	(38,391)	-	-	38,450
Preferred Stock Issued	-	-	200,000	200	-	-	-	200
Cancellation of Common Shares	(889,011,264)	-	-	-	-	-	-	-
Round up Shares	2,004	2	-	-	(2)	-	-	-
Net Loss	-	-	-	-	-	-	(77,205)	(77,205)
Closing Balance as of January 31, 2023	16,061,667	521,544	300,000	300	10,615,899	-	(10,960,140)	177,603

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the six month period ended
	January 31,
	2023	2022
	$	$
Cash flows from operating activities
Net income (loss) for the period	(77,205)	(115,872)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities
Deposits & prepayments	-	35,000
Accounts payable and accrued liabilities	(19,327)	(39,192)
Net cash provided from (used in) operating activities	(96,532)	(120,064)

Cash flows from investing activities
Software development	(51,942)	(70,866)
Net cash used in investing activities	(51,942)	(70,866)

Cash flows from financing activities
Change in convertible notes payable	109,768	(120,750)
Change in loan payable	-	(43,482)
Shares to be issued	-	91,000
Proceeds from issuance of preferred shares	200	-
Proceeds from issuance of common shares	76,843	41,043
Proceeds from issuance of additional paid in capital	(38,393)	180,057
Net cash provided by financing activities	148,418	147,868

Change in Cash	(56)	(43,062)

Cash – beginning of period	320	70,182

Cash – end of period	264	27,120

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the six months ended January 31, 2023 and 2022

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited interim condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”), RTsave Inc. and Friendly and Fast, Inc., are wholly-owned subsidiaries incorporated pursuant to the laws of Wyoming. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World Inc. for the year ended July 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2022.

Going Concern

The Company’s financial statements for the six months ended January 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue during the six months ended January 31, 2023. Additionally, for the six months ended January 31, 2023, the Company reported a net loss of $77,205, operating cash outflows of $96,532, and an accumulated deficit of $10,960,140. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2022. There were no significant changes to these accounting policies during the six months ended January 31, 2023 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of January 31, 2023, the Company has a balance of convertible notes of $186,968 (July 31, 2022 - $77,200), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 55% to 61% of the lowest market price of the Company’s stock within the prior 20 to 30 trading days prior to conversion. The convertible notes are due and payable on dates within the next 12 months and bear interest at a rate of 10% per annum.

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

Note 5. Related Party Transactions

None

Note 6. Subsequent Events

On March 9, 2023, the Company canceled 15,379,375 shares of common stock. These shares were issued on December 22, 2022 and February 22, 2023.

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

Results of Operations for the six months ended January 31, 2023 and 2022

Our net loss for the six months ended January 31, 2023 and 2022, was $77,205 and $115,872 respectively, which consisted entirely of general and administrative fees. We have generated no revenue during the six months ended January 31, 2023 and insignificant revenue during the six months ended January 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2023, our current assets were $7,916 compared to $7,972 at July 31, 2022. The decrease in current assets is attributable to an payment of our accounts payable and accrued liabilities during the period.

As of January 31, 2022, our current liabilities were $98,443 compared to $117,770 at July 31, 2022. The decrease in current liabilities is attributable to a reduction in our accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the six months ended January 31, 2023, net cash flows used in operating activities were $96,532 consisting of a net loss of $77,205, and decrease in accounts payable of $19,327. For the six months ended January 31, 2022, net cash flows provided from operating activities were $120,064 which consisted of a net loss of $115,872 offset by an increase in deposits and prepayments of $35,000 and accounts payable and accrued liabilities of $39,192

Cash Flows from Investing Activities

There were $51,942 cash flows from investing activities during the six months ended January 31, 2023. This compares to net cash flows used in investing activities of $70,866 for the continued development of software during the three months ended January 31, 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $148,418 in the six-month period ended January 31, 2023 compared to $147,868 in the six-month period ended January 31, 2022.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended January 31, 2023, we agreed to enter into a settlement agreement with EMA Financial, LLC’s (“EMA”) pursuant to which we and EMA mutually released each other from all claims existing between us. As part of the settlement, we voluntarily dismissed our action against EMA in the United States District Court for the Southern District of New York. We have no other legal proceedings active or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have disclosed all unregistered sales of equity securities during the quarter ended January 31, 2023 in current reports on Form 8-K filed with the Securities & Exchange Commission.

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

Cyber Apps World Inc.

Dated: March 14, 2023	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director