Form 10-Q
period 2023-04-30
Cyber Apps World
filed 2023-07-06
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

1,272,917 shares of common stock are issued and outstanding as of June 12, 2023.

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

The results of operations for the three months and nine months ended April 30, 2023 are not necessarily indicative of the results for the entire fiscal year or for any other period.

CYBER APPS WORLD INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	April 30,	July 31,
	2023	2022
	$	$
Current assets:
Cash	3	320
Deposits & prepayments	7,652	7,652
Total current assets	7,655	7,972
Other assets:
Software development - WIP	475,695	414,753
Total other assets	475,695	414,753
Total Assets	483,350	422,725

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	90,692	117,770
Total current liabilities	90,692	117,770
Long term liabilities:
Convertible notes payable	180,686	77,200
Loan payable	11,597	11,597
Total non-current liabilities	192,283	88,797
Total Liabilities	282,975	206,567

STOCKHOLDER’S EQUITY

Preferred stock: $0.001 par value, 10,000,000 authorized, 300,000 issued and outstanding as of April 30, 2023 and July 31, 2022	300	100

Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of April 30, 2023 and 889,011,264 as of July 31, 2022, respectively	506,755	444,701
Shares to be issued	-	-
Additional paid in capital	10,624,138	10,654,292
Accumulated deficit	(10,930,818)	(10,882,935)
Total Stockholder’s Equity	200,375	216,158
Total Liabilities and Stockholder's Equity	483,350	422,725

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

	For the three month period ended		For the nine month period ended
	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
	$	$	$	$
Net Sales
	-		-	11
Cost of Goods Sold
	-	-	-	-
Gross Income	-	-	-	11

Expenses
General and administrative	29,321	58,805	47,884	174,688
Consolidated loss before interest & taxes	29,321	(58,805)	(47,884)	(174,677)
Income tax	-	-	-	-
Consolidated net loss	29,321	(58,805)	(47,884)	(174,677)

Net income per share – basic and diluted	0.02	(0.00)	(0.04)	(0.00)

Weighted average shares outstanding – basic and diluted	1,272,917	530,659,518	1,272,917	530,659,518

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For six nine month period ended April 30, 2023 and April 30, 2022

	Common Stock		Preferred Stock		Additional Paid in	Shares to be	Accumulated
	Number	Par Value	Number	Par Value	Capital	issued	Deficit	Total
		$		$	$	$	$	$
Opening Balance as of July 31, 2021	388,986,268	39,079	-	-	10,384,113	23,000	(9,388,089)	1,058,103
Cancellation of Shares as of January 31, 2022	(141,000,000)	(14,100)	-	-	-	-	-	(14,100)
Common stock issued for cash during the quarter	282,673,250.00	212,005	-	-	287,707	-	-	499,712
Preferred Stock Issued	-	-	-	-	-	-	-	-
Shares to be issued	-	-	-	-	-	32,000	-	32,000
Other	-	-	-	-	-	-	3,465	3,465
Net Loss	-	-	-	-	-	-	(174,677)	(174,677)
Closing Balance as of April 30, 2022	530,659,518	236,984	-	-	10,671,820	55,000	(9,559,301)	1,404,503

Opening Balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	216,158
Issuance of Common Stock	98,045,405	62,052	-	-	(30,152)		-	31,900
Preferred Stock Issued	-	-	200,000	200	-	-	-	200
Cancellation of Common Shares	(904,390,639)	-	-	-	-	-	-	-
Round up Shares	2,004	2	-	-	(2)	-	-	-
Net Loss	-		-	-	-	-	(47,884)	(47,884)
Closing Balance as of April 30, 2023	1,272,917	506,755	300,000	300	10,624,138	-	(10,930,818)	200,374

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

CYBER APPS WORLD INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the nine month period ended
	April 30,
	2023	2022
	$	$
Cash flows from operating activities
Net income (loss) for the period	(47,884)	(174,677)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities
Deposits & prepayments	-	35,000
Accounts payable and accrued liabilities	(27,078)	(14,668)
Net cash provided from (used in) operating activities	(74,961)	(154,345)

Cash flows from investing activities
Software development	(60,942)	(70,866)
Net cash used in investing activities	(60,942)	(70,866)

Cash flows from financing activities
Change in convertible notes payable	103,486	(316,000)
Change in loan payable	-	(43,482)
Shares to be issued	-	32,000
Proceeds from issuance of preferred shares	200	-
Proceeds from issuance of common shares	62,054	197,905
Proceeds from issuance of additional paid in capital	(30,154)	287,707
Net cash provided by financing activities	135,586	158,130

Change in Cash	(317)	(67,082)

Cash – beginning of period	320	70,182

Cash – end of period	3	3,100

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the nine-month period ended April 30, 2023 and 2022

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

Going Concern

The Company’s financial statements for the nine months ended April 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue during the nine months ended April 30, 2023. Additionally, for the nine months ended April 30, 2023, the Company reported a net loss of $47,884, operating cash outflows of $74,961, and an accumulated deficit of $10,930,818. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2022. There were no significant changes to these accounting policies during the nine-month period ended April 30, 2023 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Note 2. Net Loss Per Common Share

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

Note 3. Convertible Notes Payable and Notes Payable

As of April 30, 2023, the Company has a balance of convertible notes of $180,686 (July 31, 2022 - $77,200), including interest and accumulated prepayment expense, which is convertible into common stock at deemed prices ranging from 55% to 61% of the lowest market price of the Company’s stock within the prior 20 to 30 trading days prior to conversion. The convertible notes are due and payable on dates within the next 12 months and bear interest at a rate of 10% per annum.

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

Results of Operations for the nine months ended April 30, 2023 and 2022

Our net loss for the nine-month period ended April 30, 2023 and 2022, was $47,884 and $174,688 respectively, which consisted entirely of general and administrative fees. We have generated no revenue during the nine-month period ended April 30, 2023 and insignificant revenue during the nine-month period ended April 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2023, our current assets were $7,655 compared to $7,972 at July 31, 2022. The decrease in current assets is attributable to a payment of our accounts payable and accrued liabilities during the period.

As of April 30, 2023, our current liabilities were $90,692 compared to $117,770 at July 31, 2022. The decrease in current liabilities is attributable to a reduction in our accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2023, net cash flows used in operating activities were $74,961 consisting of a net loss of $47,884, and decrease in accounts payable of $27,078. For the nine-month period ended April 30, 2022, net cash flows provided from operating activities were $154,345 which consisted of a net loss of $114,677 offset by an increase in deposits and prepayments of $35,000 and accounts payable and accrued liabilities of $14,668.

Cash Flows from Investing Activities

There were $60,942 cash flows from investing activities during the nine-month period ended April 30, 2023. This compares to net cash flows used in investing activities of $70,866 for the continued development of software during the nine-month period ended April 30, 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows generated from financing activities were $135,586 in the nine-month period ended April 30, 2023 compared to $158,130 in the nine-month period ended April 30, 2022.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended April 30, 2023, we agreed to enter into a settlement agreement with EMA Financial, LLC’s (“EMA”) pursuant to which we and EMA mutually released each other from all claims existing between us. As part of the settlement, we voluntarily dismissed our action against EMA in the United States District Court for the Southern District of New York. We have no other legal proceedings active or pending.

Subsequent to the quarter, Janbella Group, LLC (“Janbella”) filed a complaint in Superior Court of North Carolina naming us and one of our directors as defendants. Janbella alleges that we have breached the terms of a promissory note and seeks an injunction preventing us from issuing any securities. The hearing to consider the injunction application is scheduled to be heard on July 24, 2023.

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

Cyber Apps World Inc.

Dated: June 12, 2023	By:	/s/
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, Chief Financial Officer, and director