Form 10-K/A
period 2023-07-31
Cyber Apps World
filed 2023-12-15
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to____________

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

EXPLANATORY NOTE

Cyber Apps World, Inc. (the “Company”), recently learned that, despite representations and statements to the contrary, Ahmed & Associates, P.C. (“AAPC”), the accounting firm that the Company had retained as its independent registered accounting firm with respect to the audit of its financial statements for the year ended July 31, 2023 (the “2023 Financials”), was not registered with the Public Company Accounting Oversight Board (the “PCAOB”), as required by the rules and regulations adopted by the Securities and Exchange Commission.  Accordingly, the Company is amending Item 8 of this Annual Report on Form 10-K for the year ended July 31, 2023 (the “Form 10-K”) to delete the report of AAPC with respect to the 2023 Financials and indicate that the 2023 Financials are unaudited.  The Company has retained an independent public accounting firm registered with PCAOB and plans as soon as practicable to further amend the Form 10-K to provide for 2023 Financials audited by such firm.

i

Item 8. Financial Statements and Supplementary Data.

CYBER APPS WORLD INC. FINANCIAL STATEMENTS

July 31, 2023 (unaudited) and July 31, 2022

JACK SHAMA, CPA, MA (PCAOB No. 6579)

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

/s/ Jack Shama

Jack Shama, CPA

October 3, 2022

 I have served as the company’s auditor since March 2019.

Cyber Apps World, Inc.

Consolidated Balance Sheets July 31,

	2023	2022
ASSETS	(unaudited)
Current assets
Cash	$3	$320
Prepaid expenses	-	7,652
Total current assets	3	7,972

Other assets
Software development	488,696	414,753
Total other assets	488,696	414,753
Total assets	$488,699	$422,724

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$45,596	$117,769
Total current liabilities	45,596	117,769
Non-current liabilities
Convertible notes payable	180,686	77,200
Loan payable	11,597	11,597
Total non-current liabilities	192,283	88,797
Total liabilities	237,879	206,566

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of July 31, 2023 and 2022	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of July 31, 2023 and 5,000,000,000 authorized, 807,616,147 issued and outstanding as of July 31, 2022, respectively	506,755	444,701
Additional paid-in capital	10,624,138	10,654,292
Accumulated deficit	(10,880,173)	(10,882,935)
Total stockholders' equity	250,820	216,158

Total liabilities and stockholders' equity	$488,699	$422,724

The accompanying notes are an integral part of these consolidated financial statements.

Cyber Apps World, Inc.

Consolidated Statements of Operations

For the Years Ended July 31,

	2023	2022
	(unaudited)
Revenue	$-	$11

Operating expenses
General and administrative expenses	74,029	1,498,322
Total operating expenses	74,029	1,498,333

Operating loss	(74,029)	(1,498,322)

Other income(expense)
Interest expense	(923)
Gain on write off of liabilities	77,714
Total other income (expense)	76,791

Net income (loss)	$2,762	$(1,498,322)

Basic and diluted net income (loss) per common share	$0.00	$0.00
Basic and diluted weighted average common shares outstanding	1,272,917	807,616,147

The accompanying notes are an integral part of these consolidated financial statements.

Cyber Apps World Inc.

Consolidated Statements of Stockholders' Equity

July 31, 2023 (unaudited) and 2022

	Preferred Stock			Common Stock		Additional Paid-in	Shares to be	Accumulated
	Shares	Amount		Shares	Amount	Capital	Issued	Deficit	Total
Balance, July 31, 2021		$		$388,986,268	$39,079	$10,384,113	$23,000	$(9,388,089)	$1,058,103
Cancellation of shares as of January 31, 2022				(141,000,000)	(14,100)				(14,100)
Common stock issued for cash				559,629,879	419,722	270,179			689,901
Preferred stock issued			100						100
Shares to be issued	100,000						(23,000)		(23,000)
Other								3,465	3,465
Net loss for the period ended July 31, 2022								(1,498,311)	(1,498,311)
Balance, July 31, 2022	100,000		$100	$807,616,147	$444,701	$10,654,292	$	$(10,882,935)	$216,158
							$
Balance, July 31, 2022	100,000		$100	$807,616,147	$444,701	$10,654,292		$(10,882,935)	$216,158
Issuance of common stock				98,045,405	62,052	(30,152)			31,900
Preferred stock issued	200,000		200						200
Cancellation of common stock				(904,390,639)
Cancellation of preferred stock	200,000		(200)						(200)
Round up shares				2,004	2	(2)
Net income for the period ended July 31, 2023								2,762	2,762
Balance, July 31, 2023	500,000		$100	1,272,917	$506,755	10,624,138	$	$(10,880,173)	$250,820

The accompanying notes are an integral part of these consolidated financial statements.

Cyber Apps World, Inc.

Consolidated Statements of Cash Flows

For the Years Ended July 31,

	2023	2022
Cash flows from operating activities:	(unaudited)
Net income (loss)	$2,762	$(1,498,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss		1,350,000
Changes in assets and liabilities:
Prepaid expenses		35,000
Accounts payable and accrued expenses	(64,523)	(102,543)
Net cash used in operating activities	(61,761)	(215,865)

Cash flows from investing activities:
Software development	(73,942)	(70,866)
Net cash used in investing activities	(73,942)	(70,866)

Cash flows from financing activities:
Change in convertible notes payable	103,486	(392,550)
Change in loan payable	-	(43,482)
Shares to be issued	-	(23,000)
Proceeds from issuance of preferred stock	-	100
Proceeds from issuance of common stock	62,054	405,622
Proceeds from issuance of additional paid-in capital	(30,154)	270,179
Net cash provided by financing activities	135,386	216,869

Net decrease in cash	(317)	(69,862)
Cash at beginning of period	320	70,182

Cash at end of period	$3	$320

Cash paid for interest	$-	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYBER APPS WORLD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023  (unaudited), and 2022

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

As reflected in the accompanying financial statements for the year ended July 31, 2023, we incurred net income of $2,762. In addition, we reported cash used in operations of $(61,761) from our operating activities for the year ended July 31, 2023. As of July 31, 2023, we had accumulated deficit of  $(10,880,173) and a working capital deficit of $45,593. The Company earned revenue of $2,762 for the year ended July 31, 2023. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties generally approximate their fair market values based on the short- term maturity of these instruments. ASC 825-10 "Financial Instruments" allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

For the year ended July 31, 2023, the Company recorded an aggregate impairment loss of $0. (July 31, 2022 - $1,350,000) against its goodwill balance and software development balance. As of July 31, 2023, the Company's goodwill balance was $0 (July 31, 2022 - $0) and a software development balance of $488,695 (July 31, 2022 - 414,753).

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

On August 23, 2023, JanBella Group sold the Series A Preferred Shares to Zenith Energy Ltd. (“Zenith Energy”).  In the change in control transaction, (Zenith Energy') acquired the 100,000 Series A Preferred Shares, representing 99.87% of the voting power of the Company, from JanBella for consideration of approximately $398,400. The Series A Stock shall have the following preferences, powers, designations and other special rights:

•

Each Series A Preferred Share entitles the holder to 10,000 votes on all matters submitted to the shareholders of the Company's common stock. The holder of the Series A Preferred Shares votes together with the holders of common stock as a single class upon all matters submitted to a vote of stockholders. ·

•	The holders of Series A Preferred Shares are not be entitled to receive dividends paid on the Company's Common Stock.

•

Upon liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Shares then outstanding are not entitled to receive out of the assets of the Company, whether from capital or earnings available for distribution, any amounts which will be otherwise available to and distributed to the holders of common stock.

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

3.1b	Certificate of Designation of Series A Super Voting Preferred Stock, previously filed with this Report.
3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)
31.1	Section 302 Certification, filed herewith.
32.1	Section 906 Certification, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

EC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APPS WORLD, INC.

By:	/s/ Luca Benedetto
Luca Benedetto
President and Treasurer (Principal Executive, Financial and Accounting Officer)
Date: December 15, 2023

4