Form 10-Q
period 2023-10-31
Cyber Apps World
filed 2023-12-15
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number: 000-50693

Cyber Apps World Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0314205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Via Tomaso Rodari 6, Lugano, Switzerland 6900

(Address of principal executive offices) (Zip Code)

+41 791595013

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

1,272,917 shares of common stock are issued and outstanding as of December 14, 2023.

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2023. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2023, are not necessarily indicative of the results for the entire fiscal year or for any other period.

CYBER APPS WORLD INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	October 31,	July 31,
	2023	2023
	$	$
Current assets:
Cash	$10,003	$3
Deposits & prepayments	-	-
Total current assets	10,003	3
Other assets:
Software development – WIP	488,696	488,696
Total other assets	488,696	488,696
Total Assets	$498,699	$488,699
LIABILITIES	0
Current liabilities:	0
Accounts payable and accrued liabilities	$19,250	$45,596
Total current liabilities	19,250	45,596
Long term liabilities:	0
Convertible notes payable	-	180,686
Intercompany liabilities	116,018
Loan payable	-	11,597
Total non-current liabilities	116,018	192,283
Total Liabilities	135,268	237,879
STOCKHOLDER’S EQUITY
Preferred stock: $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of October 31, 2023 and July 31, 2023.	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of October 31, 2023 and as of July 31, 2023, respectively	506,755	506,755
Additional paid in capital	10,624,138	10,624,138
Accumulated deficit	(10,767,562)	(10,880,173)
Total Stockholder’s Equity	363,431	250,820

Total Liabilities and Stockholder’s Equity	$498,699	$488,699

(The accompanying notes are an integral part of these unaudited interim financial statements)

CYBER APPS WORLD INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

	For the three month period ended October 31, 2023	For the three month period ended October 31, 2022
	$	$
Net Sales	-	-

Cost of Goods Sold	-	-
Gross Income	-	-

Expenses General and administrative	(112,611)	23,758
Consolidated loss before interest & taxes	112,611	(23,758)
Income tax	-	-
Consolidated net profit/(loss)	112,611	(23,758)
Net income per share – basic and diluted	0.09	(0.02)
Weighted average shares outstanding – basic and diluted	1,272,917	1,059,663

(The accompanying notes are an integral part of these unaudited interim financial statements)

CYBER APPS WORLD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For three month periods ended October 31, 2023 and October 31, 2022

					Additional	Shares
	Common Stock		Preferred Stock		paid in	to be	Accumulated
	Number	Par Value	Number	Par Value	Capital	issued	Deficit	Total
		$		$	$	$	$	$
Opening balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	216,158
Issuance of Common Stock	82,454,780	61,841	-	-	(38,391)	-	-	23,450
Cancellation of Common shares	(889,011,264)	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(23,758)	(23,758)
Closing Balance as of October 31, 2022	1,059,663	506,542	100,000	100	10,615,901	-	(10,906,693)	215,850

Opening balance as of July 31, 2023	1,272,917	506,755	500,000	100	10,624,138	-	(10,880,173)	250,820
Issuance of Common Stock	-	-	-	-	-	-	-	-
Cancellation of Common shares	-	-	-	-	-	-	-	-
Net Profit	-	-	-	-	-	-	112,611	112,611
Closing Balance as of October 31, 2023	1,272,917	506,755	500,000	100	10,624,138	-	(10,767,562)	363,431

(The accompanying notes are an integral part of these unaudited interim financial statements)

CYBER APPS WORLD INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three month period ended October 31,
	2023	2022
	$	$
Cash flows from operating activities
Net income (loss) for the period	112,611	(23,758)
Adjustments to reconcile net loss to cash used in operating activities:
Change in operating assets and liabilities
Deposits & prepayments	-	-
Accounts payable and accrued liabilities	(26,346)	(20,337)
Net cash provided from (used in) operating activities	86,265	(44,095)

Cash flows from investing activities
Software development	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Change in convertible notes payable	(180,686)	20,550
Change in loan payable	(11,597)	-
Intercompany Financing	116,018	-
Proceeds from issuance of preferred shares	-	-
Proceeds from issuance of common shares	-	61,841
Proceeds from issuance of additional paid in capital	-	(38,391)
Net cash provided by financing activities	(76,265)	44,000

Change in Cash	10,000	(95)

Cash – beginning of period	3	320

Cash – end of period	10,003	225

Supplemental cash flow disclosures
Cash paid For: Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim financial statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended October 31, 2023 and 2022

Note 1. Summary of Significant Accounting Policies

Financial Statements

The accompanying unaudited interim condensed financial statements include the accounts of Cyber Apps World Inc. (the “Company”) and RTsave Inc., a wholly-owned subsidiary incorporated pursuant to the laws of Wyoming. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World Inc. for the year ended July 31, 2023, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2024.

Going Concern

The Company’s financial statements for the three months ended October 31, 2023, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue during the three months ended October 31, 2023. Additionally, for the three months ended October 31, 2023, the Company reported a net profit of $112,611, operating cash inflows of $86,265 and an accumulated deficit of $10,767,562 as of October 31, 2023. Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2023. There were no significant changes to these accounting policies during the three months ended October 31, 2023, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 2. Net Profit/Loss Per Common Share

Basic profit/loss per common share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares and  potential common shares during the specified periods. The Company has no outstanding options or warrants that could affect the calculated number of shares. Common stock equivalents related to convertible debt are detailed in Note 3.

Note 3. Convertible Notes Payable and Loan Payable

As of July 31, 2023, the Company holds a balance of convertible note payable in the amount of $180,686, and a balance of loan payable in the amount of $11,597. These balances were totally refunded in August 2023, in connection with the Zenith Energy’s group acquisition.

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

None

Note 6. Subsequent Events

None.

ITEM 2. Management's Discussion and Analysis of our Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by some words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this Report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Background

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

In addition to the foregoing, Mr. Luca Benedetto was appointed President and Treasurer of the Company and Mr. Ippolito Cattaneo was appointed as the Company's Secretary.

In addition to continuing with its present business of software development, the Company is exploring potential expansion into other business sectors, particularly the acquisition of energy production and development opportunities in the U.S. Zenith Energy has advised us that intends to invest in the Company in order to enable it to accomplish future expansion.  The Company will likely exit its software development activities at the appropriate time.

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

In addition to the foregoing, Mr. Luca Benedetto was appointed President and Treasurer of the Company and Mr. Ippolito Cattaneo was appointed as the Company's Secretary.

In addition to continuing with its present business, the Company is exploring potential expansion into other business sectors, particularly the acquisition of energy production and development opportunities in the U.S. Zenith Energy has advised us that intends to invest in the Company in order to enable it to accomplish future expansion.

During the 3 months ended October 31, 2023, a bank account was opened in the name of CYAP, the Company changed Edgar services supplier and press releases distribution provider.

On October 4, 2023, the Company incorporated its newly created subsidiary CYAP Oil, LLC, in Houston (Texas)

Software Development Activities

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

Results of Operations for the three months ended October 31, 2023 and 2022

Our net result for the three months ended October 31, 2023 and 2022, was $112,611 profit and $(23,758) loss, respectively.

In the three months ended October 31, 2023, the profit was due to the write off of the convertible notes, in connection with the acquisition of the Company by Zenith Energy Ltd, partially frustrated by general and administrative fees. The loss for the three months ended October 31, 2022, consisted entirely of general and administrative fees We have generated no revenues during the three month periods ended October 31, 2023 and 2022.

Liquidity and Capital Resources

As of October 31, 2023, our current assets were $10,003 compared to $3 at July 31, 2023. The increase in current assets is attributable to a deposit in a newly opened bank account done by Zenith Energy, our controlling stockholder.

As of October 31, 2023, our current liabilities were $19,250 compared to $45,596 at July 31, 2023. The decrease in current liabilities is attributable to a reduction in our accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the three months ended October 31, 2023, net cash flows from operating activities were $86,265 consisting of a net profit of $112,611, and decrease in accounts payable of $26,346. For the three months ended October 31, 2022, net cash flows used in operating activities were $44,095 which consisted of a net loss of $(23,758), and decrease in accounts payable of $20,337.

Cash Flows from Investing Activities

There were no cash flows from investing activities during the three months ended October 31, 2023 and 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. Net cash flows used in financing activities were $76,625 in the three-month period ended October 31, 2023, as compared to Net cash flows generated from financing activities were $44,000 in the three-month period ended October 31, 2022.

Off – Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ report accompanying our July 31, 2023, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, which presently consists of Luca Benedetto, our President and Treasurer (our Principal Executive, Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Luca Benedetto, our President and Treasurer (our Principal Executive, Financial and Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting as set forth below, our President and Treasurer (our Principal Executive, Financial and Accounting Officer) concluded that our disclosure controls and procedures were not effective.  See our Annual Report on Form 10-K for the year ended July 31, 2023 for a description of the company’s material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the year ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the reasons set forth in our Annual Report on Form 10-K for the year ended July 31, 2023. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2024 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes- Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APPS WORLD, INC.

Date: December 15, 2023	By:	/s/ Luca Benedetto
Luca Benedetto President and Treasurer (Principal Executive, Financial and Accounting Officer)

