Form 10-Q
period 2024-01-31
Cyber Apps World
filed 2024-03-22
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

1,272,917 shares of common stock are issued and outstanding as of March 21, 2024.

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

The results of operations for the three and six months ended January 31, 2024, are not necessarily indicative of the results for the entire fiscal year or for any other period.

CYBER APPS WORLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31,	July 31,
	2024	2023
	$	$
Current assets:
Cash	$5,698	$3
Deposits & prepayments	3,561	-
Total current assets	9,259	3
Other assets:
Lavaca County Texas Producing Asset	39,280	-
Software development – WIP	-	488,696
Total other assets	39,280	488,696
Total Assets	$48,539	$488,699
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$21,171	$45,596
Total current liabilities	21,171	45,596
Long term liabilities:
Convertible notes payable	-	180,686
Loan payable	-	11,597
Total non-current liabilities	-	192,283
Total Liabilities	21,171	237,879
STOCKHOLDER’S EQUITY
Preferred stock: $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of January 31, 2024 and July 31, 2023,	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of January 31, 2024 and as of July 31, 2023, respectively	1,272	506,755
Additional paid in capital	11,262,696	10,624,138
Accumulated deficit	(11,236,700)	(10,880,173)
Total Stockholder’s Equity	27,368	250,820

Total Liabilities and Stockholder’s Equity	$48,539	$488,699

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CYBER APPS WORLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the three months period ended		For the six months period ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
	$	$	$	$
Net Sales	-	-	-	-

Cost of Goods Sold	-	-	-	-
Gross Income	-	-	-	-

General and administrative	(7,168)	(53,447)	(75,243)	(77,205)
Write off Accounts payable	43,619	-	43,619	-
Write off Software	(488,696)	-	(488,696)	-
Negotiating expenses	(25,465)	-	(25,465)	-
Total operating expenses	(477,710)	(53,447)	(545,785)	(77,205)

Operating loss	(477,710)	(53,447)	(545,785)	(77,205)

Other income (expense)
Write off convertible notes	-	-	180,686	-
Write off loan payable	11,597	-	11,597	-
Financial expense	(3,025)	-	(3,025)	-
Total other income (expense)	8,572	-	189,258	-

Net income (loss)	(469,138)	(53,447)	(356,527)	(77,205)

Net income per share – basic and diluted	(0.37)	(0.00)	(0.28)	(0.00)
Weighted average shares outstanding – basic and diluted	1,272,917	16,061,667	1,272,917	16,061,667

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CYBER APPS WORLD INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the six-month period ended January 31, 2024 and 2023

					Additional	Shares
	Common Stock		Preferred Stock		paid in	to be	Accumulated
	Share	Value	Share	Value	Capital	issued	Deficit	Total
		$		$	$	$	$	$
Opening balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	216,158
Issuance of Common Stock	97,454,780	76,841	-	-	(38,391)	-	-	38,450
Cancellation of Common shares	(889,011,264)	-	-	-	-	-	-	-
Preferred Stock Issuance	-	-	200,000	200	-	-	-	200
Round up shares	2,004	2	-	-	(2)	-	-	-
Net Loss	-	-	-	-	-	-	(77,205)	(77,205)
Closing Balance as of January 31, 2023	16,061,667	521,544	300,000	300	10,615,899	-	(10,960,140)	177,603

Opening balance as of July 31, 2023	1,272,917	506,755	100,000	100	10,624,138	-	(10,880,173)	250,820
Issuance of Common Stock	-	-	-	-	-	-	-	-
Additional paid in capitake	-	-	-	-	133,075	-	-	133,075
Fair Value Adjustment	-	(505,483)	-	-	505,483	-	-	-
Net Profit	-	-	-	-	-	-	(356,527)	(356,527)
Closing Balance as of January 31, 2024	1,272,917	1,272	100,000	100	11,262,696	-	(11,236,700)	27,368

(The accompanying notes are an integral part of the condensed consolidated financial statements)

CYBER APPS WORLD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the six months ended January 31,
	2024	2023
	$	$
Cash flows from operating activities
Net income (loss) for the period	(356,527)	(77,205)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of Intangible assets	488,696	-
Convertible Notes Write off	(180,686)	-
Loan Payable write off	(11,597)	-
Accounts payable write off	(43,619)	-
Change in operating assets and liabilities
Deposits & prepayments	(3,561)	-
Accounts payable and accrued liabilities	19,194	(19,327)
Due to parent-operating expenses	88,075
Net cash provided from (used in) operating activities	(25)	(96,532)
Cash flows from investing activities
Lavaca County Texas Producing Asset	(39,280)	-
Software Development	-	(51,942)
Net cash used in investing activities	(39,280)	(51,942)
Cash flows from financing activities
Change in convertible notes payable	-	109,768
Proceeds from issuance of preferred shares	-	20,000
Proceeds from issuance of common shares	-	76,843
Proceeds from issuance of additional paid in capital	-	(38,393)
Proceeds from additional paid in capital	45,000	-
Net cash provided by financing activities	45,000	148,418

Change in Cash	5,695	(56)
Cash – beginning of period	3	320
Cash – end of period	5,698	264

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-
Non-Cash Activities:
Shareholder contribution converted from due to parent balance	88,075	-
Fair Value Adjustment on common stock	505,483	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended January 31, 2024 and 2023

Note 1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Apps World Inc. (the “Company”) and RTsave Inc., a wholly-owned subsidiary incorporated pursuant to the laws of Wyoming. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Cyber Apps World Inc. for the year ended July 31, 2023, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2024.

Going Concern

The Company’s financial statements for the three and six months ended January 31, 2024, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not have any revenue during the three and six months ended January 31, 2024.

	For the six months ended
	January 31, 2024	January 31, 2023
Net income (loss)	(356,527)	(77,205)
Net cash provided from (used in) operating activities	(25)	(96,532)
Accumulated deficit	(11,236,700)	(10,880,173)

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

Since its acquisition of a controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), our controlling stockholder,  has provided approximately $140,000 in working capital on behalf of the Company. Zenith Energy has indicated that intends to continue to finance CYAP and its expansion into the energy sector, pending the receipt of additional financing.

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2023. There were no significant changes to these accounting policies during the three and six months ended January 31, 2024, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Note 3. Convertible Notes Payable and Loan Payable

As of July 31, 2023, the Company holds a balance of convertible note payable in the amount of $180,686, and a balance of loan payable in the amount of $11,597. These balances were totally refunded in August 2023, in connection with the Zenith Energy’s group acquisition, and the Company recognized a profit from their writing off.

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

On August 23, 2023, JanBella Group sold the Series A Preferred Shares to Zenith Energy. In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares, representing 99.87% of the voting power of the Company, from JanBella for consideration of approximately $398,400. The Series A Stock shall have the following preferences, powers, designations and other special rights:

Each Series A Preferred Share entitles the holder to 10,000 votes on all matters submitted to the shareholders of the Company’s common stock. The holder of the Series A Preferred Shares votes together with the holders of common stock as a single class upon all matters submitted to a vote of stockholders. ·

The holders of Series A Preferred Shares are not entitled to receive dividends paid on the Company’s Common Stock.

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

During the year ended July 30, 2022, the shareholders representing a majority of the Company’s issued voting shares, as well as the Company’s Board of Directors approved a reverse stock split whereby each 840 pre-split shares of common stock shall be exchanged for one post-split share of common stock. Concurrently with the reverse split, the Company has approved the decrease in its authorized shares of common stock from 5,000,000,000 shares with par value $0.00075 to 250,000,000 shares with par value $0.001.

Note 5. Related Party Transactions

None

Note 6. Subsequent Events

None.

ITEM 2. Management’s Discussion and Analysis of our Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by some words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this Report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

On July 6, 2023, JanBella Group, LLC (“JanBella Group”), a family office, acquired 100,000 outstanding shares of Super A Voting Preferred Stock (the “Series A Preferred Shares”) in satisfaction of a promissory note made by the Company in favor of JanBella Group. The Series A Preferred Shares had been pledged to secure a note made by the Company to JanBella. Thereupon, Mohammed Irfan Raimiya Kazi, the Company’s Chief Executive Officer and a director and Kateryna Malenko, the Company’s Secretary and a director, resigned as officers and directors of the Company and William Alessi, an affiliate of JanBella Group, was appointed the sole officer and director of the Company. The Series A Preferred Shares entitle the holder thereof to 99.97% of the voting power of the Company.

On August 23, 2023, JanBella Group sold the Series A Preferred Shares to Zenith Energy . Zenith Energy is a British Columbia corporation based in Vancouver, B.C., engaged in energy production projects on three continents, whose shares are traded on the London Stock Exchange and Euronext Oslo.

In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares, representing 99.87% of the voting power of the Company, from JanBella for consideration of approximately $398,400. As part of the transaction, William Alessi, the sole officer and director of the Company, appointed Luca Benedetto, Ippolito Cattaneo, and Dario Sodero as directors of the Company. Thereafter, Mr. Alessi resigned as CYAP’s sole director and officer.

In addition to the foregoing, Mr. Luca Benedetto was appointed President and Treasurer of the Company and Mr. Ippolito Cattaneo was appointed as the Company’s Secretary.

On March 6, 2024, Ippolito Cattaneo stepped down as Secretary and a director of the Company.

Following the change in control transaction, the Company began shifting its business focus to acquiring  energy production and development opportunities in the U.S.

On October 4, 2023, the Company incorporated its newly created subsidiary CYAP Oil, LLC, in Houston (Texas).

On January 17, 2024, the Company purchased a 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “EagleAcquisition”).

The Eagle Acquisition is the Company’s first transaction in the U.S. energy production and development sector. The Company intends to complete additional acquisitions of this kind in the near future, and continue its focus on the U.S. energy sector.

Since completion of the change in control transaction, Zenith Energy, our controlling stockholder has advanced approximately $140,000 in working capital on our behalf.  Zenith Energy has advised us that intends to provide the Company with additional working capital to fund the operations and acquisitions, pending receipt of additional funding.

Results of Operations

Six months ended January 31, 2024 and 2023

	January 31, 2024	January 31, 2023
Net income (loss)	(356,527)	(77,205)
Total operating expenses	(545,785)	(77,205)
Total other income (expense)	189,258	-

Three months ended January 31, 2024 and 2023

	January 31, 2024	January 31, 2023
Net income (loss)	(469,138)	(53,447)
Total operating expenses	(477,710)	(53,447)
Total other income (expense)	8,572	-

For the 2024 periods, the loss was due to the write off of the software subsequent the completion of the Acquisition, and to the general and administrative fees. All the expenses were paid by the parent company Zenith Energy Ltd, who renounced to its credit.

The loss for the three and six months ended January 31, 2023, consisted entirely of general and administrative fees.

We have generated no revenues during the three and six-month periods ended January 31, 2024 and 2023.

Liquidity and Capital Resources

	January 31, 2024	January 31, 2023
Cash	5,698	3
Deposits & prepayments	3,561	-
Total current assets	9,259	3

Non current assets	39,280	488,696

Current liabilities (Accounts payable)	21,171	45,596
Non -current liabilities	-	192,283

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. Zenith Energy, our controlling stockholder has advised us that intends to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the six months ended January 31,
	2024	2023
Net cash provided from (used in) operating activities	(25)	(96,532)

	For the three months ended January 31,
	2024	2023
Net cash provided from (used in) operating activities	(86,290)	(52,437)

Cash Flows from Investing Activities

	For the six months ended January 31,
	2024	2023
Net cash provided by (used in) investing activities	(39,280)	(51,942)

	For the three months ended January 31,
	2024	2023
Net cash provided by (used in) investing activities	(39,280)	(51,942)

Cash Flows from Financing Activities

	For the six months ended January 31,
	2024	2023
Net cash provided by (used in) financing activities	45,000	148,418

	For the six months ended January 31,
	2024	2023
Net cash provided by (used in) financing activities	121,265	104,418

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, which presently consists of Luca Benedetto, our President and Treasurer (our Principal Executive, Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Luca Benedetto, our President and Treasurer (our Principal Executive, Financial and Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting as set forth below, our President and Treasurer (our Principal Executive, Financial and Accounting Officer) concluded that our disclosure controls and procedures were not effective.  See our Annual Report on Form 10-K for the year ended July 31, 2023, for a description of the company’s material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first and second quarter of our 2024 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes- Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

CYBER APPS WORLD, INC.

Date: March 22, 2024	By:	/s/ Luca Benedetto
Luca Benedetto President and Treasurer (Principal Executive, Financial and Accounting Officer)

