Form 10-K/A
period 2023-07-31
Cyber Apps World
filed 2024-04-17
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2 to Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to____________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

EXPLANATORY NOTE

In a Form 10-K/A filed with the Securities and Exchange Commission on December 15, 2023, Cyber Apps World, Inc. (the “Company”), disclosed that it had recently learned that, despite representations and statements to the contrary, Ahmed & Associates, P.C. (“AAPC”), the accounting firm that the Company had retained as its independent registered accounting firm with respect to the audit of its financial statements for the year ended July 31, 2023, was not registered with the Public Company Accounting Oversight Board (the “PCAOB”), as required by the rules and regulations adopted by the SEC.  Subsequent to that date, the PCAOB revoked the registration of Jack Shama, CPA, the accounting firm that had audited the Company’s financial statements for the year ended July 31, 2022.  The Company is therefore amending “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended July 31, 2023 (the “Form 10-K”) to include financial statements for the years ended July 31, 2023 and July 31, 2022, which have been audited by a PCAOB registered accounting firm. The Company is also amending “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K to provide corresponding updated disclosure.

The new management had to interface with problems of uncertainty due to the incompleteness of the data provided and available, the objective impossibility of finding further information useful for understanding past management for which it draws up this restatement of its financial statements with the awareness of not being able to control and certify transactions prior to the purchase of the company, which occurred in August 2023.

The new management, having provided only the known, certain and certified data to the new auditor, who conducted his own audit based solely on their results, is aware that the financial statement results may contain objective inaccuracies or uncertainties.

Item 7. Management's Discussion and Analysis of our Financial Conditions and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes to those financial statements, included in Item 8 of this Annual Report on Form 10-K (this “Report”).

Forward Looking Statements

Certain statements made in Item 7 of and elsewhere in this Report may constitute “forward-looking statements” on our current expectations and projections about future events. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by some words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this Report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Results of Operations

The Company had a loss of $148,894 during the fiscal year ended July 31, 2023, compared to a loss of $1,938,629 incurred during the fiscal year ended July 31, 2022.

We have not attained profitable operations and are dependent upon obtaining financing to complete implementation of our proposed business plan to focus on the identification and acquisition of energy (oil and gas) production and development opportunities in the U.S.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

2

Revenue

We did not generate any revenue from our operations for the fiscal year ended July 31, 2023 and only minimal revenue for the year ended July 31, 2022.

Operating Expenses

The Company has incurred operating expenses of $139,430 during the fiscal year ended July 31, 2023 compared to expenses of $1,913,064 incurred during the fiscal year ended July 31, 2022. The majority of the expenses consisted of general and administrative expenses and long lived asset impairment.

Liquidity and Capital Resources

As of July 31, 2023, our current assets consisted of $3 in cash and deposits and our total liabilities were $315,593 which consisted of note payables of $179,150, loans payable of $13,134, and accounts payable and accrued expenses of $123,309. The balances of note payables and Loans payable were totally refunded in August 2023, in connection with the Zenith Energy’s group acquisition, and the Company recognized a profit from their writing off.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $11,472,147. In addition, our current liabilities exceed our current assets by $123,306. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Zenith Energy Ltd., our controlling stockholder, has advised us that it intends to continue to finance the Company and its expansion into the energy sector, pending the receipt of additional financing.

Cash Flows

Cash balances of $ 3 and $320 were held as of July 31,2023 and 2022, respectively.

Operating Activities

We have not generated positive cash flows from operating activities.

For the fiscal year ended July 31, 2023, net cash outflows used in operating activities were $48,360 consisting of our net loss for the period of $148,894, increase from the accounts payable of $5,440, an impairment loss of $ 73,942, Interest accrued for convertible notes conversion of $9,463, original initial discount and legal processing fees of $19,430 and decrease from the prepaid expenses of $7,652.

For the fiscal year ended July 31, 2022, net cash outflows used in operating activities were $181,362 consisting of our net loss for the period of $1,938,629, increase from the accounts payable of $105,920, an impairment loss of $ 1,764,753, Interest accrued for convertible notes conversion of $25,565, original initial discount and legal processing fees of $37,869 and prepaid expenses of $35,000.

3

Investing Activities

For the fiscal year ended July 31, 2023 and 2022,  we had invested in software development for $ 73,942 and $ 375,000, respectively.

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

For the year ended July 31, 2023 and 2022,  the Company recorded impairment loss of $73,942 and 1,938,629, respectively, against its goodwill balance and software development balance. As of July 31, 2023 and 2022, the Company's goodwill balance was $0 and a software development balance of $0.

Financing Activities

We have financed our operations primarily from third-party or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2023, net cash from financing activities was $121,986, which mainly consisted of proceeds from issuance of additional shares of our common and preferred stock of $8,550,  proceeds from convertible notes payable of $102,436 and proceeds from loan of 22,000. We make repayment to loan of 11,000.

For the fiscal year ended July 31, 2022, net cash from financing activities was $486,600, which mainly consisted of proceeds from issuance of additional shares of our common and preferred stock of $91,000,  proceeds from convertible notes payable of $395,500.

Zenith Energy Ltd., our controlling shareholder, has advised us that intends to provide the Company with additional working capital to fund the operations and acquisitions, pending receipt of additional funding.

Critical Accounting Policies

Our financial statements and the notes to the financial statements have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Contractual Obligations

As a “smaller reporting company” (as defined in Rule 12b-2 under the Exchange Act), we are not required to provide this information

4

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	any obligation under certain guaranteed contracts;
•	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•

any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position; and

•

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. This ASU is currently not expected to have a material impact on our financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

No accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that require adoption until a future date are expected to have a material impact on our financial statements upon adoption.

5

Item 8. Financial Statements and Supplementary Data (PCAOB 50909).

CYBER APPS WORLD INC. FINANCIAL STATEMENTS

July 31, 2023 and July 31, 2022

6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Shareholders and the Board of Directors of
Cyber Apps World Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cyber Apps World Inc and its Subsidiaries (collectively, the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the years ended July31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended July 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses during the years ended July 31, 2023 and 2022. As of July 31, 2023 and 2022, the Company had a working capital deficit.  Accordingly, these factors give rise to substantial doubt that the Company will be able to continue as a going concern. Management closely monitors the Company’s financial position and has prepared a plan that is found in Note 1 that addresses this substantial doubt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter

Restatement of Previously Issued Consolidated Financial Statements.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of July 31, 2023 and 2022 to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The engagement team determined that the Company’s software and goodwill’s impairment valuation met the criteria to be considered a critical audit matter because these assets comprised a material portion of the Company’s total assets, and they require a significant amount of judgment to estimate the carrying value of these assets. Given the subjective nature of assessing the carrying value of intangible assets, the Company faces challenges in determining whether events or changes in circumstances indicate a potential impairment, and the adoption of impairment testing methodology and key assumption such as discount rates, growth rates and cash flow projections.

In order to the address this critical audit matter, the engagement team first gained an understanding on the changes in its business operation, management valuation process, and evaluate the reasonableness of assumptions and the discounted cash flow forecast results to determine if management had properly accounted for the impairment valuation.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2024.

New York, New York

April 17, 2024

CYBER APPS WORLD, INC.
Consolidated Balance Sheets

	As of July 31,
	2023	2022
Assets	$	$
Current assets:
Cash	$3	$320
Deposits & prepayments	-	7,652
Total current assets	3	7,972
Total Assets	$3	$7,972
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$123,309	$117,869
Total current liabilities	123,309	117,869
Non-current liabilities:
Convertible notes payable	179,150	77,201
Loan payable	13,134	11,597
Total non-current liabilities	192,284	88,798
Total Liabilities	315,593	206,667
Commitments & Contingent Liabilities Shareholder’s Equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 and 0 issued and outstanding as of July 31, 2023 and 2022, respectively.	100	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,272,917 and 961,448* issued and outstanding as of July 31, 2023 and 2022, respectively	$1,272	961
Additional paid in capital	$11,155,185	$11,123,597
Accumulated deficit	$(11,472,147)	$(11,323,253)
Total Shareholder’s Equity(Deficit)	(315,590)	(198,695)

Total Liabilities and Shareholder’s Equity	$3	$7,972

*Common stock, additional paid-in capital and per share data are presented on a retroactive basis to reflect the  840 to 1 reverse stock split effected in October 2022, see Note 4, Common stock, for details.

The accompanying notes are an integral part of these consolidated financial statements.

CYBER APPS WORLD, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended July 31,
	2023	2022
	$	$
Revenue	$-	$-

Operating expenses
General and administrative expenses	(65,488)	(148,311)
Impairment Loss	(73,942)	(1,764,753)
Total operating expenses	(139,430)	(1,913,064)

Operating loss	(139,430)	(1,913,064)

Other expense
Interest expense	(9,464)	(25,565)
Total other expense	(9,464)	(25,565)

Net loss	(148,894)	(1,938,629)
Comprehensive loss	(148,894)	(1,938,629)

Basic net loss per common share*	(0.13)	(2.97)
Diluted net loss per common share*	(0.13)	(2.97)
Basic weighted average common shares outstanding*	1,145,667	652,135

*Common stock, additional paid-in capital and per share data are presented on a retroactive basis to reflect the  840 to 1 reverse stock split effected in October 2022, see Note 4, Common stock, for details.

The accompanying notes are an integral part of these consolidated financial statements.

CYBER APPS WORLD INC.
Consolidated Statements of Changes in Shareholder’s Equity

					Additional
	Common Stock		Preferred Stock		paid in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2021	463,079	463	-	-	10,422,729	(9,384,624)	1,038,568
Cancellation of Common shares	(167,857)	(168)	-	-	-	-	(168)
Issuance of Common stock from convertible notes conversion	501,543	501	-	-	610,033	-	610,534
Issuance of Common Stock	164,683	165	-	-	90,835	-	91,000
Net Loss	-	-	-	-	-	(1,938,629)	(1,938,629)
Closing Balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)

Opening balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98	-	-	23,388	-	23,486
Issuance of Common Stock	250,387	250	-	-	8,200	-	8,450
Cancellation of Common shares	(37,079)	(37)	-	-	-	-	-37
Issuance of Preferred stock	-	-	300,000	300		-	300
Cancellation of Preferred stock	-	-	(200,000)	(200)		-	(200)
Round up shares			-	-		-	-
Net Profit	-	-	-	-	-	(148,894)	(148,894)
Closing Balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)

The accompanying notes are an integral part of these consolidated financial statements.

CYBER APPS WORLD, INC.
Consolidated Statements of Cash Flows

	For the Years Ended July 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net income (loss)	(148,894)	(1,938,629)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss	73,942	1,764,753
Convertible notes interest accrued for conversion	9,463	25,565
Original initial discount and legal processing fees	19,340	37,869
Changes in assets and liabilities:
Prepaid expenses	(7,652)	35,000
Accounts payable and accrued expenses	5,440	(105,920)
Net cash used in operating activities	(48,360)	(181,362)

Cash flows from investing activities:
Software development	(73,942)	(375,000)
Net cash used in investing activities	(73,942)	(375,000)

Cash flows from financing activities:
Proceeds from Convertible bond	102,436	395,500
Proceeds from Loan	22,000	-
Repayment made to Loan balance	(11,000)	-
Proceeds from Issuance of preferred shares	100	-
Proceeds from Issuance of common shares	8,450	91,000

Net cash from financing activities	121,986	486,500

Net decrease in cash	(317)	(69,862)
Cash at beginning of period	320	70,182

Cash at end of period	3	320

Non cash activities
Issuing common stock and preferred stock in connection with convertible notes	23,486	610,534

The accompanying notes are an integral part of these consolidated financial statements.

CYBER APPS WORLD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

Note 1. Financial Statement Presentation

Cyber Apps World Inc. (the “Company”), following the merger with the Company's wholly owned subsidiary on April 9, 2015, (formed for the sole purpose of merging with its parent), has been engaged in the development of mobile applications focusing on allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones. The Company have not been successful in developing revenue from operations.

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Restatement of previously issued consolidated financial statements

The Company identified series of misstatements that required correction in its previously issued financial statements for the years ended July 31, 2023 and July 31, 2022, accordingly, the Company has restated the accompanying consolidated financial statements and related disclosure for the years ended July 31, 2023 and 2022 that were previously included in the Form 10-K filed with the SEC on October 25, 2023. The consolidated financial statements for the year end July 31, 2023 was unaudited. The Company has restated the previously issued financial statements to reflect the necessary adjustments.

The restatement primarily relates to intangible assets valuation and impairment, equity retrospectively restatement.

Major Restatement Background

In October 2022, the shareholders representing a majority of the Company's issued voting shares, as well as the Company's Board of Directors approved a reverse stock split whereby each 840 pre-split shares of common stock shall be exchanged for one post-split share of common stock.  Common stock, additional paid-in capital and per share data was not presented on a retroactive basis to reflect the reverse stock split in previously filed 10-K. The Company corrected the Changes in Shareholder’s Equity to retrospectively state the movement.

Subsequently on August 23, 2023, the original major shareholder, JanBella Group, LLC, sold the 100,000 Series A Preferred Shares it held to Zenith Energy Ltd. for consideration of approximately $398,400. In the change in control transaction, Zenith Energy acquired 99.87% of the voting power of the Company. The Company is redirecting its business into the energy industry. The management assessed that all existing long-lived assets will no longer serve its original purposes and will not generate future cash inflows for the Company under the energy industry, in addition, the Company have not been successful in generating revenue for the year ended July 31, 2023 and 2022. The Management assessed it as a significant subsequent event indicate the carrying value of the intangible assets may not be recoverable. The Company booked an adjustment retrospectively to record the full impairment on intangible assets and restate the Company’s balance sheet and statements of operations and comprehensive loss as of and for the years ended July 31,2023 and 2022.

The impact of restatement

The following table summarized the effect of the restatement on each financial statement line items as of and for the year ended July 31, 2023 and 2022, as indicated:

Summary of restatement – consolidated statements of balance sheet

	As of July 31,
	2023 (Restated)	2022 (Restated)	2023 (Previously filed)	2022 (Previously filed)
Assets
Current assets:	$	$	$	$
Cash	3	$320	3	$320
Deposits & prepayments	-	7,652	-	7,652
Total current assets	3	7,972	3	7,972
Other Assets
Software development	-	-	488,696	414,753
			488,696	414,753
Total Assets	3	7,972	488,699	422,724
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	123,309	117,869	45,596	117,769
Total current liabilities	123,309	117,869	45,596	117,769
Non-current liabilities:
Convertible notes payable	179,150	77,201	180,686	77,200
Loan payable	13,134	11,597	11,597	11,597
Total non-current liabilities	192,284	88,798	192,283	88,798
Total Liabilities	315,593	206,667	237,879	206,556
Commitments & Contingent Liabilities
Shareholder’s Equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 and 0 issued and outstanding as of July 31, 2023 and 2022, respectively (Restated)
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of July 31, 2023 and 2022(Previously filed)	100	-	100	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,272,917 and 961,448* issued and outstanding as of July 31, 2023 and 2022, respectively (Restated)
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of July 31, 2023 and 5,000,000,000 authorized, 807,616,147 issued and outstanding as of July 31, 2022, respectively (Previously filed)	1,272	961	506,755	444,701
Additional paid in capital	11,155,185	11,123,597	10,624,138	10,654,292
Accumulated deficit	(11,472,147)	(11,323,253)	(10,880,173)	(10,882,935)
Total Shareholder’s Equity(Deficit)	(315,590)	(198,695)	250,820	216,158

Total Liabilities and Shareholder’s Equity	3	7,972	488,699	422,724

Summary of restatement – consolidated statements of operations and comprehensive loss

	For the Years Ended July 31,
	2023 (Restated)	2022 (Restated)	2023 (Previously filed)	2022 (Previously filed)
	$	$	$	$
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expenses	(65,488)	(148,311)	(74,029)	(1,498,323)
Impairment Loss	(73,942)	(1,764,753)
Total operating expenses	(139,430)	(1,913,064)	(74,029)	(1,498,323)

Operating loss	(139,430)	(1,913,064)	(74,029)	(1,498,323)

Other income (expense)
Interest expense	(9,464)	(25,565)	(923)	(25,565)
Gain on write off of liabilities	-	-	77,714	-
Total other income (expense)	(9,464)	(25,565)	76,791	(25,565)

Net income(loss)	(148,894)	(1,938,629)	76,791	(25,565)
Comprehensive income(loss)	(148,894)	(1,938,629)	76,791	(25,565)

Basic net loss per common share*	(0.13)	(2.97)	(0.00)	(0.00)
Diluted net loss per common share*	(0.13)	(2.97)	(0.00)	(0.00)
Basic weighted average common shares outstanding*	1,149,155	652,135	1,272,917	807,616,147

Summary of restatement – consolidated statement of changes in shareholders’ equity

Consolidated Statements of Changes in Shareholder’s Equity (Restated)

					Additional
	Common Stock		Preferred Stock		paid in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2021	463,079	463	-	-	10,422,729	(9,384,624)	1,038,568
Cancellation of Common shares	(167,857)	(168)	-	-	-	-	(168)
Issuance of Common stock from convertible notes conversion	501,543	501	-	-	610,033	-	610,534
Issuance of Common Stock	164,683	165	-	-	90,835	-	91,000
Net Loss	-	-	-	-	-	(1,938,629)	(1,938,629)
Closing Balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)

Opening balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98	-	-	23,388	-	23,486
Issuance of Common Stock	250,387	250	-	-	8,200	-	8,450
Cancellation of Common shares	(37,079)	(37)	-	-	-	-	(37)
Issuance of Preferred stock	-	-	300,000	300		-	300
Cancellation of Preferred stock	-	-	(200,000)	(200)		-	(200)
Round up shares			-	-		-	-
Net Profit	-	-	-	-	-	(148,894)	(148,894)
Closing Balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)

Consolidated Statements of Stockholders' Equity

July 31, 2023 (unaudited) and 2022 (Previously filed)

	Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Total
Balance, July 31, 2021		$-	$388,986,268	$39,079	$10,384,113	$23,000	$(9,388,089)	$1,058,103
Cancellation of shares as of January 31, 2022			(141,000,000)	(14,100)				(14,100)
Common stock issued for cash			559,629,879	419,722	270,179			689,901
Preferred stock issued		100						100
Shares to be issued	100,000					(23,000)		(23,000)
Other							3,465	3,465
Net loss for the period ended July 31, 2022							(1,498,311)	(1,498,311)
Balance, July 31, 2022	100,000	$100	$807,616,147	$444,701	$10,654,292	$-	$(10,882,935)	$216,158

Balance, July 31, 2022	100,000	$100	$807,616,147	$444,701	$10,654,292		$(10,882,935)	$216,158
Issuance of common stock			98,045,405	62,052	(30,152)			31,900
Preferred stock issued	200,000	200						200
Cancellation of common stock			(904,390,639)
Cancellation of preferred stock	200,000	(200)						(200)
Round up shares			2,004	2	(2)
Net income for the period ended July 31, 2023							2,762	2,762
Balance, July 31, 2023	500,000	$100	1,272,917	$506,755	10,624,138	$-	$(10,880,173)	$250,820

Summary of restatement – consolidated statement of cash flows

CYBER APPS WORLD, INC.
Consolidated Statements of Cash Flows

	For the Years Ended July 31,
	2023 (Restated)	2022 (Restated)	2023 (Previously filed)	2022 (Previously filed)
	$	$	$	$
Cash flows from operating activities:
Net income (loss)	(148,894)	(1,938,629)	(2,762)	(1,498,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss	73,942	1,764,753	-	1,350,000
Convertible notes interest accrued for conversion	9,463	25,565	-	-
Original initial discount and legal processing fees	19,340	37,869	-	-
Changes in assets and liabilities:
Prepaid expenses	(7,652)	35,000	-	35,000
Accounts payable and accrued expenses	5,440	(105,920)	(64,523)	(102,543)
Net cash used in operating activities	(48,360)	(181,362)	(61,761)	(215,865)

Cash flows from investing activities:
Software development	(73,942)	(375,000)	(73,942)	(70,866)
Net cash used in investing activities	(73,942)	(375,000)	(73,942)	(70,866)

Cash flows from financing activities:
Proceeds from Convertible notes	102,436	395,500	102,436	392,550
Shares to be issued				(23,000)
Proceeds from Loan	22,000	-	22,000	-
Loan repayment	(11,000)	-	(11,000)	(43,482)
Proceeds from Issuance of preferred shares	100	-	-	100
Proceeds from Issuance of common shares	8,450	91,000	8,450	405,622
Proceeds from issuance of additional paid-in capital				270,179

Net cash from financing activities	121,986	486,500	135,386	216,869

Net decrease in cash	(317)	(69,862)	(317)	(69,862)
Cash at beginning of period	320	70,182	320	70,182

Cash at end of period	3	320	3	320

Basis of Presentation

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements for the year ended July 31, 2023, the Company incurred net loss of $148,894. In addition, we reported cash used in operations of $48,360 from the Company’s operating activities. As of July 31, 2023, the Company had accumulated deficit of $11,472,147 and a working capital deficit of $123,306. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Since its incorporation, the Company has financed its operations almost exclusively through advances from its controlling shareholders. Management's plans are to finance operations through the sale of equity or other investments for the foreseeable future, as the Company does not receive significant revenue from its new business operations. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

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

These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company's functional currency is the USD.

Critical Accounting Estimates

The preparation of the financial statements is in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant accounting estimates include, but not limited to revenue recognition, allowance for doubtful accounts, useful lives and impairment of long-lived asset. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist principally of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash.

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

Financial assets and liabilities of the Group primarily consisted of cash, prepayments, accounts payable and accrued liabilities, and the carrying amount of the financial instruments generally approximate their fair market values based on the short- term maturity of these instruments. ASC 825-10 "Financial Instruments" allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

The Group’s non-financial assets would be measured at fair value only if they were determined to be impaired.

Impairment of long-lived assets

The Company reviews its long-lived assets for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets.” An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.

The Company is redirecting its business into the energy industry. The current sole shareholder Zenith Energy Ltd intends to rename the Company to a different name in the near future, which will be utilized for the purpose of acquiring energy production and related development opportunities in the US, and all existing long-lived assets will no longer serve its original purposes and will not be able to generate future cash inflows for the Company under the energy industry. As of July 31,2023, and 2022, all intangible assets have been fully impaired in connection with the acquisition of the Company by Zenith Energy Ltd occurred in August 2023. The Company recorded impairment loss of $73,942 and $414,753 on software for the years ended July 31, 2023 and 2022, respectively.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. During the years ended July 31, 2023 and 2022, there were no revenue recognized.

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

If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations. The Company fully impaired its goodwill and recorded impairment loss of $1,350,000 for the year ended July 31, 2022.

Basic and Diluted Net Loss Per Common Share

The Company reports earnings per share in accordance with FASB ASC 260 "Earnings per share". The Company's basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company's outstanding convertible notes are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. The calculation of weighted average shares outstanding for basic and diluted net loss per share assumes that the shares have been outstanding for the entire period presented.

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing loss bear by common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.

For the years ended July 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	July 31,	July 31 ,
	2023	2022
	Shares	Shares
Convertible notes	179,150	77,201
Convertible Common Shares	5,831,071	188,330

For the years ended July 31, 2023 and 2022 the reconciliation to net loss per common share basic and the anti-dilutive impact on net loss per share, are as follows:

	Years Ended
	July 31,
	2023	2022
Numerator:
Net Loss	$(148,894)	$(1,938,629)
Net Loss - diluted	$(148,894)	$(1,938,629)

Denominator:
Weighted average common shares outstanding	1,145,667	652,135
Effect of dilutive shares
Convertible notes	5,831,071	188,330
Diluted	6,980,226	840,465

Net loss per common share:
Basic	$(0.13)	$(2.97)
Diluted	$(0.02)	$(2.31)

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the Company’s year ending December 31, 2025. This ASU is currently not expected to have a material impact on the Company’s  financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3. Loan Payable and Convertible Notes Payable

Loan Payable

As of July 31, 2023, the Company has an outstanding short term loan payable balance of $13,134.  This balance was fully repaid in August 2023.

Convertible Promissory Note

As of July 31, 2023 and 2022, the Company holds a balance of convertible note payable in the amount of $179,150 and $77,201, respectively, which entitled the holder with right of convertible into common stock at deemed prices ranging from 60% to 61% of the lowest market price of the Company's stock within the prior 20 trading days prior to conversion. The convertible  notes  bear  interest  at  rates ranging  from  10% to 12% of the face value per annum from the date of issue date until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The accrued and unpaid interest is subject to be reinvested into carry balance for conversion of common stocks.

Upon the acquisition by Zenith Energy Ltd, all convertible note payable balance as of July 31, 2023 were fully redeemed in cash in August 2023.

On January 20, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $43,500 with a gross proceed of $43,500. The note would mature on January 20, 2022. The note carries a 10% interest rate and was fully converted into 22,656 shares at an average of $2.02 per share by September 9, 2021.

On March 25, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $38,000 with a gross proceed of $38,000. The note would mature on March 25, 2022. The note carries a 10% interest rate and was fully converted into 16,964 shares at an average of $2.35 per share by October 4, 2021.

On May 11, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $103,750 with a gross proceed of $103,750. The note would mature on May 11, 2022. The note carries a 10% interest rate and was fully converted into 28,840 shares at an average of $3.86 per share by November 17, 2021.

On May 21, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $38,750 with a gross proceed of $38,750. The note would mature on May 21, 2022. The note carries a 10% interest rate and was fully converted into 15,160 shares at an average of $2.70 per share by November 17, 2021.

On August 2, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $48,000 with a gross proceed of $48,000. The note would mature on August 2, 2022. The note carries a 10% interest rate and was fully converted into 16,216 shares at an average of $2.96 per share by February 2, 2022.

On September 3, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $43,750 with a gross proceed of $43,750. The note would mature on September 13, 2022. The note carries a 10% interest rate and was fully converted into 29,097 shares at an average of $1.50 per share by March 11, 2022.

On September 13, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $55,000 with a gross proceed of $55,000. The note would mature on September 3, 2022. The note carries a 10% interest rate and was fully converted into 58,505 shares at an average of $0.94 per share by March 29, 2022.

On October 19, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor  in the original principal amount of $48,750 with a gross proceed of $48,750. The note would mature on October 19, 2022. The note carries a 10% interest rate and was fully converted into 61,042 shares at an average of $0.84 per share by April 14, 2022.

On November 17, 2021, the Company issued a convertible promissory note to Sixth Street Lending in the original principal amount of $55,000 and a gross proceed of $55,250 The note matured on November 17, 2022. The note carries a 10% interest rate; The Note was fully converted into 82,505 shares at an average of $0.70 per share by May 27, 2022.

On December 7, 2021, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $48,750 with a gross proceed of $48,750. The note would mature on December 7, 2022. The note carries a 10% interest rate and was fully converted into 102,146 shares at an average of $0.50 per share by July 1, 2022.

On January 4, 2022, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $50,000 with a gross proceed of $46,250. The note would mature on January 4, 2023. The note carries a 10% interest rate and was partially converted into 64,504 shares at an average of $ 0.41 per share by July 25, 2022, and the remaining balance of $23,450 as of July 31,2022 was fully converted into 98,160 shares at an average of $0.24 per share by August 23, 2023.

On May 9, 2022, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $53,750 and a gross proceed of $53,750. The note would mature on May 9, 2023. The note carries a 10% interest rate and as of July 31, 2023, the note was in default. The balance and interest accrued in total of 60,730 have been redeemed in full amount in August 2023.

On September 13, 2022, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $33,000 with a gross proceed of $30,000. The note would mature on September 13, 2023. The note carries a 10% interest rate and the balance has been redeemed in full amount in August 2023.

On December 15, 2022, the Company issued a convertible promissory note to JanBella Group, LLC (“JanBella”) in the original principal amount of $46,750 and a gross proceed of $40,000. During the year ended July 31,2023, $12,564 has been redeemed in cash and leaving a balance of $34,186 as of July, 31,2023. The note would mature on December 15, 2023. The note carries a 10% interest rate; There were 100,000 shares of Series A Preferred Shares had been issued and pledged to secure the note made by the Company to JanBella. On June 27, 2023, JanBella acquired the 100,000 outstanding Series A Preferred Shares in satisfaction of this promissory note. The Series A Preferred Shares entitle the holder thereof to 99.87% of the voting power of the Company.

On January 17, 2023, the Company issued a convertible promissory note to an otherwise unaffiliated investor  in the original principal amount of $48,750 and a gross proceeds of  $45,000. The note would mature on January 17, 2024. The note carries a 10% interest rate and the balance of $51,354 has been redeemed in full amount in August 2023.

During the years ended July 31, 2023 and 2022, there were total $23,486 and $610,534 of convertible promissory note been converted into 98,160 and 501,543 shares of common stock, respectively;

Shares reserved for the convertible notes balance as of July 31 ,2023 were cancelled subsequently, and the convertible notes balance of $179,150 as of July 31,2023 has been redeemed in full amount by August 2023. Please refers to Note 8. Subsequent events.

Note 4. Preferred Stock and Common Stock

Preferred Stock

In December 2022 and January 2023, the Company issued total 200,000 shares of Series A Super Voting Preferred Stock (the “Series A Preferred Shares”) to an otherwise unaffiliated investor. These 200,000 Series A Preferred Shares were cancelled for 100,000 each time, on June 27 and July 07, 2023, respectively.

On June 27, 2022, the Company issued 100,000 Series A Preferred Shares for consideration of $0.001 per share to an unaffiliated investor with 0 gross proceeds. The Series A Preferred Shares had been pledged to secure a note made by the Company to JanBella since December 15, 2022.

On June 27, 2023, JanBella acquired 100,000 outstanding Series A Preferred Shares in satisfaction of a promissory note made by the Company in favor of JanBella, representing 99.87% of the voting power of the Company.

On August 23, 2023, JanBella sold its Series A Preferred Shares it held to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy. In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares from JanBella for consideration of approximately $398,400. The Series A Stock shall have the following preferences, powers, designations and other special rights: Each Series A Preferred Share entitles the Unaffiliated investor to 10,000 votes on all matters submitted to the shareholders of the Company's common stock. The Unaffiliated investor of the Series A Preferred Shares votes together with the Unaffiliated investors of common stock as a single class upon all matters submitted to a vote of shareholders.        ·

The Unaffiliated investors of Series A Preferred Shares are not entitled to receive dividends paid on the Company's Common Stock.

Upon liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the Unaffiliated investors of the Series A Preferred Shares then outstanding are not entitled to receive out of the assets of the Company, whether from capital or earnings available for distribution, any amounts which will be otherwise available to and distributed to the holders of common stock.

Common Stock

Effective January 18, 2013, the Company filed with Secretary of State of Nevada a Certificate of Change that affected a 1:50 reverse split in the Company's outstanding common stock and a reduction of the Company’s authorized common stock in the same 1:50 ratio, from 500,000,000 shares to 10,000,000 shares. The Company  has retroactively restated all share amounts to show effects of the Common Stock split.

On August 18, 2021, the Company increased its authorized capital to 5,000,000,000 shares of common stock with par value $0.00075.

During the year ended July 31, 2022, the Company issued 666,226 shares of common stock for total proceeds of $701,534. The Company also cancelled 167,857 shares of common stock for no monetary amount.

During the year-ended July 31, 2023, the Company issued 348,548 shares of common stock for total proceeds of $31,937. The Company also cancelled 37,079 shares of common stock for no monetary amount.

In October 2022, the shareholders representing a majority of the Company's issued voting shares, as well as the Company's Board of Directors approved a reverse stock split whereby each 840 pre-split shares of common stock shall be exchanged for one post-split share of common stock. Concurrently with the reverse split, the Company has approved the decrease in its authorized shares of common stock from 5,000,000,000 shares with par value $0.00075 to 250,000,000 shares with par value $0.001. The Company has retroactively restated all share amounts to show effects of the reverse split.

Note 5. Income Taxes

As of July 31, 2023, the Company has deferred tax assets as a result of the net operating losses incurred from inception and non-current asset impairment loss. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 1, equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Significant components of the Company’s deferred tax assets and as follows as of July 31:

	2023	2022
	$	$
Deferred tax assets:
Impairment loss of software	15,528	87,098
Impairment loss of goodwill	-	283,500
Net operating loss carryforwards	2,393,623	2,007,285
Total deferred tax assets	2,409,151	2,377,883
Valuation allowance	(2,409,151)	(2,377,883)

Deferred tax assets and the corresponding valuation allowances amounted to approximately $2.4 million and $2.4 million as of July 31, 2023 and 2022, respectively.

The income tax provision for the year ended July 31, 2023 and 2022 consists of the following:

	2023	2022
Federal
Current	$	$—
Deferred	(31,268)	(407,112)
Change in valuation allowance	31,268	407,112
Income tax provision	$-	$—

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and the income tax net expense included in the consolidated statements of operations and comprehensive loss for the years ended July 31, 2023 and 2022 is as follows,

	2023	2022
Tax at federal statutory rate	21%	21%
Change in valuation allowance	-21%	-21%
Effective tax rate	0%	0%

Note 6. Related Party Transactions

There were no reportable related party transactions during the year ended July 31, 2023.

Note 7. Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 8. Subsequent Events

On August 23, 2023, JanBella Group, LLC, a family office, sold the 100,000 Series A Preferred Shares it held to Zenith Energy Ltd. for consideration of approximately $398,400. In the change in control transaction, Zenith Energy acquired 99.87% of the voting power of the Company. As part of the transaction, William Alessi, the sole officer and director of the Company, appointed Luca Benedetto, Ippolito Cattaneo, and Dario Sodero as directors of the Company (with Messrs. Cattaneo's and Sodero's appointment subject to compliance by the Company with Rule 14f-l under the Securities Exchange Act of 1934). Thereafter, Mr. Alessi resigned as the Company's sole director and officer.

In addition to the foregoing, Mr. Benedetto was appointed President and Treasurer of the Company and Mr. Cattaneo was appointed as the Company's Secretary.

In August 2023, all the accounts payables and convertible notes outstanding balance were settled in cash following part of a definitive purchase agreement between the Company and Zenith Energy.

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

3.1b	Certificate of Designation of Series A Super Voting Preferred Stock (previously filed with this Report.)
3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)
31.1	Section 302 Certification – Chief Executive Officer, filed herewith.
31.2	Section 302 Certification – Chief Financial Officer, filed herewith.
32.1	Section 906 Certification – Chief Executive Officer, filed herewith.
32.2	Section 906 Certification – Chief Executive Officer, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

EC Ref. No.	Title of Document
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APPS WORLD, INC.

By:	/s/ Luca Benedetto
Luca Benedetto
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 17, 2024

8