Form 10-Q
period 2024-04-30
Leopard Energy, Inc.
filed 2024-06-24
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number: 000-50693

Leopard Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0314205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Via Tomaso Rodari 6, Lugano, Switzerland 6900

(Address of principal executive offices) (Zip Code)

+41 791595013

Registrant’s telephone number, including area code

CYBER APPS WORLS, INC.

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

1,272,917 shares of common stock are issued and outstanding as of June 21, 2024.

As used in this Quarterly Report on Form 10-Q (this “Report”), and unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Leopard Energy, Inc. f/k/a Cyber Apps World Inc

EXPLANATORY NOTE

In a Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) Oon December 15, 2023, the Company, disclosed that it had recently learned that, despite representations and statements to the contrary, Ahmed & Associates, P.C. (“AAPC”), the accounting firm that the Company had retained as its independent registered accounting firm with respect to the audit of its financial statements for the year ended July 31, 2023, was not registered with the Public Company Accounting Oversight Board (the “PCAOB”), as required by the rules and regulations adopted by the SEC.  in January 2024, date, the PCAOB revoked the registration of Jack Shama, CPA, the accounting firm that had audited the Company’s financial statements for the year ended July 31, 2022.  Accordingly, on April 17, 2024, the Company filed an additional Form 10-K/A further its Annual Report on Form 10-K for the year ended July 31, 2023 to include financial statements for the years ended July 31, 2023 and July 31, 2022, which were audited by a PCAOB registered accounting firm. As a result thereof, the Company is restating in this report, its financial statements for the three and nine months ended April 30, 2023.

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023, as amended by a Form 10-K/A filed on December 15, 2023 and a Form 10-K/A filed on April 17, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three and nine months ended April 30, 2024, are not necessarily indicative of the results for the entire fiscal year or for any other period.

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of April 30, 2024 and July 31, 2023

	April 30,
	2024 (Unaudited)	July 31, 2023
	$	$
Current assets:
Cash	$2,051	$3
Deposits & prepayments	3,561	-
Total current assets	5,612	3
Other assets:
Lavaca Country Texas Producing Asset	39,280	-
Total other assets	39,280	-
Total Assets	$44,892	$3
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$208,104	$123,309
Total current liabilities	208,104	123,309
Long term liabilities:
Convertible notes payable	-	179,150
Loan payable	-	13,134
Total non-current liabilities	-	192,284
Total Liabilities	208,104	315,593
STOCKHOLDER’S DEFICIT
Preferred stock: $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of April 30, 2024 and July 31, 2023,	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	1,272	1,272
Additional paid in capital	11,507,510	11,155,185
Accumulated deficit	(11,672,094)	(11,472,147)
Total Stockholder’s Deficit	(163,212)	(315,590)

Total Liabilities and Stockholder’s Deficit	$44,892	$3

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three and nine-month periods ended April 30, 2024 and 2023 (Restated)

	For the three month period ended		For the nine month period ended
	April 30, 2024 (Unaudited)	April 30, 2023 (Unaudited and Restated)	April 30, 2024 (Unaudited)	April 30, 2023 (Unaudited and Restated)
	$	$	$	$
Net Sales	2,014	-	2,014	-

Cost of Goods Sold	-	-	-	-
Gross Income	2,014	-	2,014	-

General and administrative	137,756	23,860	212,999	86,065
Negotiating expenses	8,487	-	33,952	-
Total operating expenses	146,243	23,860	246,951	86,065

Operating loss	(144,229)	(23,860)	(244,937)	(86,065)

Other income (expense)
Write off convertible notes	-	-	8,423	-
Write off loan payable	-	-	13,134	-
Write off Accounts payable	-	-	26,619	-
Financial expense	(161)	-	(3,186)	-
Total other income (expense)	(161)	-	44,990	-

Net loss	(144,390)	(23,860)	(199,947)	(86,065)

Net loss per share – basic and diluted	(0.11)	(0.02)	(0.16)	(0.08)
Weighted average shares outstanding – basic and diluted	1,272,917	1,272,892	1,272,917	1,079,077

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the nine-month period ended April 30, 2024 and 2023 (Restated)

	Common Stock		Preferred Stock
	Number	Par Value	Number	Par Value	paid in Capital	Accumulated Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98	-	-	23,388	-	23,486
Issuance of Common Stock	37,079	37	-	-	-	-	37
Cancellation of Common shares	(37,079)	(37)	-	-	-	-	(37)
Net Loss	-	-	-	-	-	(23,758)	(23,758)
Closing Balance as of October, 2022	1,059,608	1,059	-	-	11,146,985	(11,347,011)	(198,967)

Issuance of Common Stock	2,034	2	-	-	-	-	2
Issuance of Preferred stock			300,000	300	-	-	300
Cancellation of Preferred stock			(200,000)	(200)	-	-	(200)
Net Loss						(38,447)	(38,447)
Closing Balance as of January 31, 2023	1,061,643	1,061	100,000	100	11,146,985	(11,385,458)	(237,312)

Issuance of Common Stock	211,273	211	-	-	8,200	-	8,411
Net Loss	-	-	-	-		(23,860)	(23,860)
Closing Balance as of April 30, 2023	1,272,916	1,272	100,000	100	11,155,185	(11,409,318)	(252,761)

Opening balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital	-	-	-	-	266,444	-	266,444
Net Loss	-	-	-	-	-	(18,571)	(18,571)
Closing Balance as of October, 2023	1,272,917	1,272	100,000	100	11,421,629	(11,490,718)	(67,717)

Additional paid in capital					54,358		54,358
Net Loss						(36,986)	(36,986)
Closing Balance as of January 31, 2024	1,272,917	1,272	100,000	100	11,475,987	(11,527,704)	(50,345)

Additional paid in capital					31,523		31,523
Net Loss						(144,390)	(144,390)
Closing Balance as of April 30, 2024	1,272,917	1,272	100,000	100	11,507,510	(11,672,094)	(163,212)

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-month period ended April 30, 2024 and 2023 (Restated)

	2024 (Unaudited)	2023 (Unaudited and Restated)
	$	$
Cash flows from operating activities
Net loss for the period	(199,947)	(86,065)
Adjustments to reconcile net loss to cash used in operating activities:
Convertible Notes Write off	(8,423)	-
Loan Payable write off	(13,134)	-
Accounts payable write off	(26,619)	-
Original initial discount and legal processing	-	19,340
Change in operating assets and liabilities
Deposits & prepayments	(3,561)	-
Accounts payable and accrued liabilities	128,414	5,364
Due to parent-operating expenses	119,598
Net cash provided from (used in) operating activities	(3,672)	(61,361)
Cash flows from investing activities
Lavaca County Texas Producing Asset	(39,280)	-
Software Development	-	(60,942)
Net cash used in investing activities	(39,280)	(60,942)
Cash flows from financing activities
Change in convertible notes payable	-	102,436
Proceeds from issuance of preferred shares	-	100
Proceeds from loan	-	22,000
Loan Repayment	-	(11,000)
Proceeds from issuance of common shares	-	8,450
Proceeds from additional paid in capital	45,000	-
Net cash provided by financing activities	45,000	121,986

Change in Cash	2,048	(317)
Cash – beginning of period	3	320
Cash – end of period	2,051	3

Supplemental cash flow disclosures
Cash paid for:
Interest	-	-
Income tax	-	-
Non-Cash Activities:
Stockholder contribution converted from due to parent balance	307,325	-

 (The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended April 30, 2024 and 2023

Note 1. Organization and Business

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

Since its acquisition of a controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, the Company will expand its business into the energy sector.

The Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada, changing its name from “Cyber Apps World Inc.” to “Leopard Energy, Inc.” effective April 26, 2024.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of Leopard Energy, Inc. (formerly known as Cyber Apps World Inc.) (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of the Company for the year ended July 31, 2023, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2024.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited interim financial statements for the nine months ended April 30, 2024, the Company incurred net loss of $199,947. As of April 30, 2024, the Company had accumulated deficit of $11,672,094 and a working capital deficit of $202,492. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The Company’s financial statements for the three and nine months ended April 30, 2024, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company during the three and nine months ended April 30, 2024, started to cash the first revenues from the 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “Eagle Acquisition”), acquired on January 17, 2024.

Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.

Since its incorporation, the Company has financed its operations through advances from its controlling stockholders, third-party convertible debt, and the sale of its common stock. Management’s plans are to finance operations through the sale of equity or other investments for the foreseeable future, as the Company does not receive significant revenue from its business operations. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

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

Since its acquisition of a controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), our controlling stockholder, has provided approximately $307,500 in working capital on behalf of the Company and also put in $45,000 paid in capital. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, pending the receipt of additional financing.

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2023. There were no significant changes to these accounting policies during the three and nine months ended April 30, 2024, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Restatement of previously issued consolidated financial statements

The Company identified series of misstatements and restated its previously issued financial statements for the years ended July 31, 2023 and 2022 in the Form 10-K filed with SEC on April 17, 2024 Accordingly, the Company has restated the accompanying unaudited consolidated financial statements for the nine-month ended April 30, 2023 that were previously included in the Form 10-Q filed with the SEC on July 6, 2023.

The restatement primarily relates to equity retrospectively restatement, convertible bonds redemption liability and liabilities write off upon controlling interest transfer in August 2023.

Major Restatement Background

In October 2022, the stockholders representing a majority of the Company's issued voting shares, as well as the Company's Board of Directors approved a reverse stock split whereby each 840 pre-split shares of common stock shall be exchanged for one post-split share of common stock.  Common stock, additional paid-in capital and per share data was not presented on a retroactive basis to reflect the reverse stock split in previously filed 10-K. The Company corrected the Changes in Stockholder’s Equity to retrospectively state the movement.

Subsequently on August 23, 2023, the original major stockholder, JanBella Group, LLC, sold the 100,000 Series A Preferred Shares it held to Zenith Energy Ltd. for consideration of approximately $398,400. In the change in control transaction, Zenith Energy acquired 99.87% of the voting power of the Company. Upon the share transfer, Zenith Energy bear the settlement for all existing convertible promissory notes and also partial accounts payable balance, the remining liabilities balance were written off per controlling interest transfer. The Company previously recorded the redemption of convertible promissory notes and payment of accounts payable balance by Zenith Energy as other income. After reassessing the situation, the Company corrected the mistake to record the portion paid by Zenith Energy as a paid in capital from stockholder. The Company also reversed an other income generated from tax payable balance written off previously recorded in the three month ended April 30, 2023 based on the fact that the former stockholder JanBella Group, LLC did not pay off the tax balance by the completion of controlling interest transfer.

The impact of restatement

The following table summarized the effect of the restatement on each financial statement line items as of and for the nine month ended April 30, 2023, as indicated:

Summary of restatement – Unaudited consolidated statements of operations and comprehensive loss

	For the three month period ended		For the nine month period ended
	30-Apr-23 RESTATED	30-Apr-23 PREVIOUSLY FILED	30-Apr-23 RESTATED	30-Apr-23 PREVIOUSLY FILED
	$	$	$	$
Net Sales	-	-	-	-

Cost of Goods Sold	-	-	-	-
Gross Income	-	-	-	-

General and administrative	23,860	29,321	86,065	47,884
Negotiating expenses	-	-	-	-
Total operating expenses	23,860	29,321	86,065	47,884

Operating loss	(23,860)	(29,321)	(86,065)	(47,884)

Net loss	(23,860)	(29,321)	(86,065)	(47,884)

Net loss per share – basic and diluted	(0.01)	(0.01)	(0.08)	(0.04)
Weighted average shares outstanding – basic and diluted	1,272,892	1,272,892	1,079,077	1,272,892

Summary of restatement – unaudited consolidated statement of changes in stockholders’ deficit

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the nine-month period ended April 30, 2023 (Unaudited and Restated)

	Common Stock		Preferred Stock
	Number	Par Value	Number	Par Value	paid in Capital	Accumulated Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98	-	-	23,388	-	23,486
Issuance of Common Stock	37,079	37	-	-	-	-	37
Cancellation of Common shares	(37,079)	(37)	-	-	-	-	(37)
Net Loss	-	-	-	-	-	(23,758)	(23,758)
Closing Balance as of October, 2022	1,059,608	1,059	-	-	11,146,985	(11,347,011)	(198,967)

Issuance of Common Stock	2,034	2	-	-	-	-	2
Issuance of Preferred stock			300,000	300	-	-	300
Cancellation of Preferred stock			(200,000)	(200)	-	-	(200)
Net Loss						(38,447)	(38,447)
Closing Balance as of January 30, 2023	1,061,643	1,061	100,000	100	11,146,985	(11,385,458)	(237,312)

Issuance of Common Stock	211,273	211	-	-	8,200	-	8,411
Net Loss	-	-	-	-		(23,860)	(23,860)
Closing Balance as of April 30, 2023	1,272,916	1,272	100,000	100	11,155,185	(11,409,318)	(252,761)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the nine-month period ended April 30, 2023 (Previously filed)

	Common Stock		Preferred Stock		Additional	Shares
	Number	Par Value	Number	Par Value	Paid in Capital	to be issued	Accumulated Deficit	Total
		$		$	$	$	$	$
Opening Balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	216,158
Issuance of Common Stock	98,045,405	62,052	-	-	(30,152)		-	31,900
Preferred Stock Issued	-	-	200,000	200	-	-	-	200
Cancellation of Common Shares	(904,390,639)	-	-	-	-	-	-	-
Round up Shares	2,004	2	-	-	(2)	-	-	-
Net Loss	-		-	-	-	-	(47,884)	(47,884)
Closing Balance as of April 30, 2023	1,272,917	506,755	300,000	300	10,624,138	-	(10,930,818)	200,374

Summary of restatement – unaudited condensed consolidated statement of cash flows

For the nine month
period ended
	April 30,
	2023	2023
	(Unaudited and Restated)	(Previously filed)
	$	$
Cash flows from operating activities
Net loss for the period	(86,065)	(47,884)
Adjustments to reconcile net loss to cash used in operating activities:
Original initial discount and legal processing	19,340
Change in operating assets and liabilities
Deposits & prepayments	-	-
Accounts payable and accrued liabilities	5,364	(27,078)
Net cash provided from (used in) operating activities	(61,361)	(74,961)

Cash flows from investing activities
Software development	(60,942)	(60,942)
Net cash used in investing activities	(60,942)	(60,942)

Cash flows from financing activities
Change in convertible notes payable	102,436	103,486
Proceeds from Loan	22,000	-
Loan Repayment	(11,000)	-
Proceeds from issuance of preferred shares	100	200
Proceeds from issuance of common shares	8,450	62,054
Proceeds from issuance of additional paid in capital	-	(30,154)
Net cash provided by financing activities	121,986	135,586

Change in Cash	(317)	(317)

Cash – beginning of period	320	320

Cash – end of period	3	3

Note 3. Other assets

On January 17, 2024, the Company purchased a 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “Eagle Acquisition”). The Eagle Acquisition is the Company’s first transaction in the U.S. energy production and development sector. The Company intends to complete additional acquisitions of this kind in the near future and continue its focus on the U.S. energy sector.

Note 4. Net Profit/Loss Per Common Share

Basic profit/loss per common share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options or warrants that could affect the calculated number of shares. Common stock equivalents related to convertible debt are detailed in Note 5.

Note 5. Convertible Notes Payable and Loan Payable

As of July 31, 2023, the Company holds a balance of convertible note payable in the amount of $179,150, and a balance of loan payable in the amount of $13,134. Loan payable balance was written off in August 2023, in connection with the Zenith Energy’s group acquisition, and the Company recognized a other income from the writing off. All convertible promissory notes balance were fully redeemed and paid by Zenith Energy.

Convertible Promissory Note

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

On May 9, 2022, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $53,750 and a gross proceed of $53,750. The note would mature on May 9, 2023. The note carries a 10% interest rate and as of July 31, 2023, the note was in default. The balance and interest accrued in total of 60,730 have been redeemed and paid by Zenith Energy in full amount in August 2023.

On September 13, 2022, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $33,000 with a gross proceed of $30,000. The note would mature on September 13, 2023. The note carries a 10% interest rate and the balance has been redeemed and paid by Zenith Energy in full amount in August 2023.

On December 15, 2022, the Company issued a convertible promissory note to JanBella Group, LLC (“JanBella”) in the original principal amount of $46,750 and a gross proceed of $40,000. During the year ended July 31,2023, $12,564 has been redeemed in cash and leaving a balance of $34,186 as of July, 31,2023. The note would mature on December 15, 2023. The note carries a 10% interest rate; There were 100,000 shares of Series A Preferred Shares had been issued and pledged to secure the note made by the Company to JanBella. On June 27, 2023, JanBella acquired the 100,000 outstanding Series A Preferred Shares in satisfaction of this promissory note. The balance of $34,186 been redeemed and paid by Zenith Energy in full amount per preferred share transfer agreement entered by JanBella and Zenith Energy in August 2023.

On January 17, 2023, the Company issued a convertible promissory note to an otherwise unaffiliated investor  in the original principal amount of $48,750 and a gross proceeds of  $45,000. The note would mature on January 17, 2024. The note carries a 10% interest rate and the balance of $51,354 has been redeemed and paid by Zenith Energy in full amount in August 2023.

As of April 30,2024, the Company has no convertible promissory note balance.

Note 6. Preferred Stock and Common Stock

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

On August 23, 2023, JanBella sold its Series A Preferred Shares it held to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy. In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares from JanBella for consideration of approximately $398,400. The Series A Stock shall have the following preferences, powers, designations and other special rights: Each Series A Preferred Share entitles the Unaffiliated investor to 10,000 votes on all matters submitted to the stockholders of the Company's common stock. The Unaffiliated investor of the Series A Preferred Shares votes together with the Unaffiliated investors of common stock as a single class upon all matters submitted to a vote of stockholders.        ·

The Unaffiliated investors of Series A Preferred Shares are not entitled to receive dividends paid on the Company's Common Stock.

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

During the three and nine-months ended April 30, 2024, the Company issued no common stock.

In October 2022, the stockholders representing a majority of the Company's issued voting shares, as well as the Company's Board of Directors approved a reverse stock split whereby each 840 pre-split shares of common stock shall be exchanged for one post-split share of common stock. Concurrently with the reverse split, the Company has approved the decrease in its authorized shares of common stock from 5,000,000,000 shares with par value $0.00075 to 250,000,000 shares with par value $0.001. The Company has retroactively restated all share amounts to show effects of the reverse split.

During the nine months ended April 30, 2023, the Company issued 348,546 shares of common stock for total proceeds of $31,897. The Company also cancelled 37,079 shares of common stock for no monetary amount.

Note 7. Related Party Transactions

There were no reportable related party transactions during three and nine month ended April 30, 2024 and 2023.

Note 8. Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 9. Subsequent Events

Management evaluated all additional events through June 23, 2024, which is the date the financial statements were available to be issued. Based upon this review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

On October 4, 2023, the Company incorporated its newly created subsidiary CYAP Oil, LLC, in Houston (Texas).

On January 17, 2024, the Company purchased a 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “Eagle Acquisition”).

The Eagle Acquisition is the Company’s first transaction in the U.S. energy production and development sector. The Company intends to complete additional acquisitions of this kind in the near future and continue its focus on the U.S. energy sector.

On April 26, 2024, the Company changed its name in Leopard Energy, Inc.

Since completion of the change in control transaction, Zenith Energy, our controlling stockholder has advanced approximately $352,000 in working capital on our behalf.  Zenith Energy has advised us that intends to provide the Company with additional working capital to fund the operations and acquisitions, pending receipt of additional funding.

Results of Operations

	For the three months ended
	April 30, 2024	April 30, 2023
Net income (loss)	(144,390)	(23,860)
Total operating expenses	(146,243)	-
Total other income (expense)	(161)	-
Revenues	2,014	-

	For the nine months ended
	April 30, 2024	April 30, 2023
Net income (loss)	(199,947)	(86,065)
Total operating expenses	(246,951)	(86,065)
Total other income (expense)	44,990	-
Revenues	2,014	-

The loss for the three and nine months ended April 30, 2024, was due to the professional services fee under general and administrative expenses. partially balanced by the write off of the liabilities subsequent the completion of the acquisition by Zenith Energy, and to the revenues the oil sold during the last quarter. All the expenses were paid by the parent company Zenith Energy Ltd, who renounced to its credit.

The loss for the three and nine months ended April 30, 2023, consisted entirely of general and administrative fees.

The Company started generating revenues during the three-month ended April 30, 2024, for $2,014, the revenue is related to the oil sold during the period.

Liquidity and Capital Resources

April 30, 2024
Cash	2,051
Deposits & prepayments	3,561
Total current assets	5,612

Non current assets	39,280

Current liabilities (Accounts payable)	208,104
Non -current liabilities	-

We expect we will require additional capital to meet our long-term operating requirements, We expect to raise additional capital through, among other methods, the sale of equity or debt securities, Zenith Energy, our controlling stockholder has advised us that intends to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the three months ended
	April 30, 2024	April 30, 2023
Net cash provided from (used in) operating activities	(3,650)	289

	For the nine months ended
	April 30, 2024	April 30, 2023
Net cash provided from (used in) operating activities	(3,672)	(61,361)

Cash Flows from Investing Activities

	For the three months ended
	April 30, 2024	April 30, 2023
Net cash provided by (used in) investing activities	-	(9,000)

	For the nine months ended
	April 30, 2024	April 30, 2023
Net cash provided by (used in) investing activities	(39,280)	(60,942)

Cash Flows from Financing Activities

	For the three months ended
	April 30, 2024	April 30, 2023
Net cash provided by (used in) financing activities	-	8,450

	For the nine months ended
	April 30, 2024	April 30, 2023
Net cash provided by (used in) financing activities	45,000	121,986

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

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer and President (our Principal Executive Officer) and Luca Benedetto, our Chief Financial Officer  (our Financial and Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023, as amended, our Chief Executive Officer and President and Chief Financial Officer  concluded that our disclosure controls and procedures were not effective.  See our

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes- Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

LEOPARD ENERGY, INC.

Date: June 24, 2024	By:	/s/ Luca Benedetto
Luca Benedetto Chief Financial Officer (Principal Financial and Accounting Officer)

o