Form 10-Q/A
period 2024-01-31
Leopard Energy, Inc.
filed 2024-07-01
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

Cyber Apps World, Inc.

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

1,272,917 shares of common stock are issued and outstanding as of June 28, 2024.

PART I FINANCIAL INFORMATION

As used in this Form 10-Q/A (this “Report”), and unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Leopard Energy, Inc. f/k/a Cyber Apps World Inc

EXPLANATORY NOTE

In a Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2023, the Company, disclosed that it had recently learned that, despite representations and statements to the contrary, Ahmed & Associates, P.C. (“AAPC”), the accounting firm that the Company had retained as its independent registered accounting firm with respect to the audit of its financial statements for the year ended July 31, 2023, was not registered with the Public Company Accounting Oversight Board (the “PCAOB”), as required by the rules and regulations adopted by the SEC. In addition, in January 2024, the PCAOB revoked the registration of Jack Shama, CPA, the accounting firm that had audited the Company’s financial statements for the year ended July 31, 2022.  Accordingly, on April 17, 2024, the Company filed an additional Form 10-K/A further its Annual Report on Form 10-K for the year ended July 31, 2023 to include financial statements for the years ended July 31, 2023 and July 31, 2022, which were audited by a PCAOB registered accounting firm. As a result thereof, the Company is restating in this Report, its financial statements for the three and six months ended January 31, 2024 and 2023.

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

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2024 and July 31, 2023

	January 31,	July 31,
	2024	2023
	(Unaudited and Restated)
	$	$
Current assets:
Cash	$5,698	$3
Deposits & prepayments	3,561	-
Total current assets	9,259	3
Other assets:
Lavaca Country Texas Producing Asset	39,280	-
Total other assets	39,280	-
Total Assets	$48,539	$3
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$98,884	$123,309
Total current liabilities	98,884	123,309
Long term liabilities:
Convertible notes payable	-	179,150
Loan payable	-	13,134
Total non-current liabilities	-	192,284
Total Liabilities	98,884	315,593
STOCKHOLDER’S DEFICIT
Preferred stock: $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of January 31, 2024 and July 31, 2023,	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of January 31, 2024 and as of July 31, 2023, respectively	1,272	1,272
Additional paid in capital	11,475,987	11,155,185
Accumulated deficit	(11,527,704)	(11,472,147)
Total Stockholder’s Deficit	(50,345)	(315,590)

Total Liabilities and Stockholder’s Deficit	$48,539	$3

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three and six month periods ended January 31, 2024 and 2023 (Restated)

	For the three month period ended		For the six month period ended
	January 31, 2024 (Unaudited and Restated)	January 31, 2023 (Unaudited and Restated)	January 31, 2024 (Unaudited and Restated)	January 31, 2023 (Unaudited and Restated)
	$	$	$	$
Net Sales	-	-	-	-

Cost of Goods Sold	-	-	-	-
Gross Income	-	-	-	-

General and administrative	(32,726)	(38,447)	(75,243)	(62,205)
Negotiating expenses	(1,235)	-	(25,465)	-
Total operating expenses	(33,961)	(38,447)	(100,708)	(62,205)

Operating loss	(33,961)	(38,447)	(100,708)	(62,205)

Other income (expense)
Write off convertible notes	-	-	8,423	-
Write off loan payable	-	-	13,134	-
Write off loan payable	-	-	26,619	-
Financial expense	(3,025)	-	(3,025)	-
Total other income (expense)	(3,025)	-	45,151	-

Net loss	(36,986)	(38,447)	(55,557)	(62,205)

Net loss per share – basic and diluted	(0.03)	(0.04)	(0.04)	(0.06)
Weighted average shares outstanding – basic and diluted	1,272,917	1,059,608	1,272,917	1,057,512

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six-month periods ended January 31, 2024 and 2023 (Restated)

	Common Stock		Preferred Stock		Paid in	Accumulated
	Number	Par Value	Share	Par Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98		-	23,388	-	23,486
Issuance of Common Stock	37,079	37	-	-	-	-	37
Cancellation of Common shares	(37,079)	(37)		-	-	-	(37)
Net Loss	-	-	-	-	-	(23,758)	(23,758)
Closing Balance as of October, 2022	1,059,608	1,059	-	-	11,146,985	(11,347,011)	(198,967)

Issuance of Common Stock	2,034	2	-	-	-	-	2
Issuance of Preferred stock			300,000	300	-	-	300
Cancellation of Preferred stock			(200,000)	(200)	-	-	(200)
Net Loss						(38,447)	(38,447)
Closing Balance as of January 31, 2023	1,061,642	1,061	100,000	100	11,146,985	(11,385,458)	(237,312)

Balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital	-	-	-	-	266,444	-	266,444
Net Loss	-	-	-	-	-	(18,571)	(18,571)
Closing Balance as of October, 2023	1,272,917	1,272	100,000	100	11,421,629	(11,490,718)	(67,717)

Additional paid in capital					54,358		54,358
Net Loss						(36,986)	(36,986)
Closing Balance as of January 31, 2024	1,272,917	1,272	100,000	100	11,475,987	(11,527,704)	(50,345)

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month periods ended January 31, 2024 and 2023 (Restated)

	For the six months ended January 31,
	2024	2023
	(Unaudited and Restated)	(Unaudited and Restated)
Cash flows from operating activities	$	$
Net loss for the period	(55,557)	(77,205)
Adjustments to reconcile net loss to cash used in operating activities:
Convertible Notes Write off	(8,423)	-
Loan Payable write off	(13,134)	-
Accounts payable write off	(26,619)	-
Original initial discount and legal processing fees	-	19,340
Change in operating assets and liabilities
Deposits & prepayments	(3,561)	-
Accounts payable and accrued liabilities	19,194	(3,785)
Due to parent-operating expenses	88,075
Net cash provided from (used in) operating activities	(25)	(61,650)
Cash flows from investing activities
Lavaca County Texas Producing Asset	(39,280)	-
Software Development	-	(51,942)
Net cash used in investing activities	(39,280)	(51,942)
Cash flows from financing activities
Change in convertible notes payable	-	102,436
Proceeds from loan	-	22,000
Loan Repayment	-	(11,000)
Proceeds from issuance of preferred shares	-	100
Proceeds from issuance of common shares	-	-
Proceeds from additional paid in capital	45,000	-
Net cash provided by financing activities	45,000	113,536

Change in Cash	5,695	(56)
Cash – beginning of period	3	320
Cash – end of period	5,698	264

Supplemental cash flow disclosures
Cash paid for:
Interest	-	-
Income tax	-	-
Non-Cash Activities:
Shareholder contribution converted from due to parent balance	275,802	-

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

The Company has filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada, changing its name from “Cyber Apps World Inc.” to “Leopard Energy, Inc.” effective April 26, 2024.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Leopard Energy, Inc, (formerly known as Cyber Apps World Inc.) (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of The Company for the year ended July 31, 2023, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2024.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited interim financial statements for the six months ended January 31, 2024, the Company incurred net loss of $55,557. The Company did not have any revenue during the six months ended January 31, 2024. As of January 31, 2024, the Company had accumulated deficit of $ 11,527,704 and a working capital deficit of $ 89,625. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The Company’s financial statements for the three and six months ended January 31, 2024, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company did not generate any revenue during the three and six months ended January 31, 2024.

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

Since its acquisition of a controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $276,000 in working capital on behalf of the Company and also put in $45,000 paid in capital. Zenith Energy has indicated that intends to continue to finance CYAP and its expansion into the energy sector, pending the receipt of additional financing.

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

Restatement of previously issued consolidated financial statements

The Company identified series of misstatements and restated its previously issued financial statements for the years ended July 31, 2023 and 2022 in the Form 10-K filed with SEC on April 17, 2024. Accordingly, the Company has restated the accompanying unaudited consolidated financial statements for the six-month ended January 31,2024 and 2023 that were previously included in the Form 10-Q filed with the SEC on March 22, 2024.

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

Subsequently on August 23, 2023, the original major shareholder, JanBella Group, LLC, sold the 100,000 Series A Preferred Shares it held to Zenith Energy Ltd. for consideration of approximately $398,400. In the change in control transaction, Zenith Energy acquired 99.87% of the voting power of the Company. Upon the share transfer, Zenith Energy bear the settlement for all existing convertible promissory notes and also partial accounts payable balance, the remining liabilities balance will be written off per controlling interest transfer. The Company previously recorded the redemption of convertible promissory notes and payment of accounts payable balance by Zenith Energy as other income. After reassessing the situation, the Company corrected the mistake to record the portion paid by Zenith Energy as a paid in capital from shareholder.

The impact of restatement

The following table summarized the effect of the restatement on each financial statement line items as of and for the six-month ended January 31, 2023 and 2022, as indicated:

Summary of restatement – unaudited condensed consolidated balance sheets

	As of January 31,
	2024	2024
	(Unaudited and Restated)	(Previously Filed)
	$	$
Current assets:
Cash	$5,698	$5,698
Deposits & prepayments	3,561	3,561
Total current assets	9,259	9,259
Other assets:
Lavaca Country Texas Producing Asset	39,280	39,280
Total other assets	39,280	39,280
Total Assets	$48,539	$48,539
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$98,884	$21,171
Total current liabilities	98,884	21,171
Long term liabilities:
Convertible notes payable	-	-
Loan payable	-	-
Total non-current liabilities	-	-
Total Liabilities	98,884	21,171
STOCKHOLDER’S DEFICIT
Preferred stock: $0,001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of January 31, 2024 and July 31, 2023,	100	100
Common stock: $0,001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of January 31, 2024 and as of July 31, 2023, respectively	1,272	1,272
Additional paid in capital	11,475,987	11,262,696
Accumulated deficit	(11,527,704)	(11,236,700)
Total Stockholder’s Deficit	(50,345)	27,368

Total Liabilities and Stockholder’s Deficit	$48,539	$48,539

Summary of restatement – unaudited condensed consolidated statements of operations and comprehensive loss

For the three and six month periods ended January 31, 2024 and 2023 (Restated)

	For the three month period ended		For the six month period ended
	January 31, 2024 (Unaudited and Restated)	January 31, 2023 (Unaudited and Restated)	January 31, 2024 (Unaudited and Restated)	January 31, 2023 (Unaudited and Restated)
	$	$	$	$
Net Sales	-	-	-	-

Cost of Goods Sold	-	-	-	-
Gross Income	-	-	-	-

General and administrative	32,726)	(38,447)	(75,243)	(62,205)
Negotiating expenses	(1,235)	-	(25,465)	-
Total operating expenses	(33,961)	(38,447)	(100,708)	(62,205)

Operating loss	(33,961)	(38,447)	(100,708)	(62,205)

Other income (expense)
Write off convertible notes	-	-	8,423	-
Write off loan payable	-	-	13,134	-
Write off loan payable	-	-	26,619	-
Financial expense	(3,025)	-	(3,025)	-
Total other income (expense)	(3,025)	-	45,151	-

Net loss	(36,986)	(38,447)	(55,557)	(62,205)

Net loss per share – basic and diluted	(0.03)	(0.04)	(0.04)	(0.06)
Weighted average shares outstanding – basic and diluted	1,272,917	1,059,608	1,272,917	1,057,512

For the three and six month periods ended January 31, 2024 and 2023 (Previously Filed)

	For the three month period ended		For the six month period ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
	$	$	$	$
Net Sales	-	-	-	-

Cost of Goods Sold	-	-	-	-
Gross Income	-	-	-	-

General and administrative	(7,168)	(53,447)	(75,243)	(77,205)
Write off Accounts payable	43,619	-	43,619	-
Write off Software	(488,696)	-	(488,696)	-
Negotiating expenses	(25,465)	-	25,465)	-
Total operating expenses	(477,710)	(53,447)	(545,785)	(77,205)

Operating income (loss)	(477,710)	(53,447)	(545,785)	(77,205)

Other income (expense)
Write off convertible notes	-	-	180,686	-
Write off loan payable	11,597	-	11,597	-
Financial expense	(3,025)	-	(3,025)	-
Total other income (expense)	8,572	-	189,258	-

Net income (loss)	(469,138)	(53,447)	(356,527)	(77,205)

Net income (loss) per share – basic and diluted	(0.37)	(0.00)	(0.28)	(0.00)
Weighted average shares outstanding – basic and diluted	1,272,917	16,061,667	1,272,917	16,061,667

Summary of restatement – unaudited consolidated statement of changes in shareholders’ deficit

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the six-month periods ended January 31, 2024 and 2023 (Unaudited and Restated)

	Common Stock		Preferred Stock		Paid in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98		-	23,388	-	23,486
Issuance of Common Stock	37,079	37	-	-	-	-	37
Cancellation of Common shares	(37,079)	(37)		-	-	-	(37)
Net Loss	-	-	-	-	-	(23,758)	(23,758)
Closing Balance as of October, 2022	1,059,608	1,059	-	-	11,146,985	(11,347,011)	(198,967)

Issuance of Common Stock	2,034	2	-	-	-	-	2
Issuance of Preferred stock			300,000	300	-	-	300
Cancellation of Preferred stock			(200,000)	(200)	-	-	(200)
Net Loss						(38,447)	(38,447)
Closing Balance as of January 31, 2023	1,061,642	1,061	100,000	100	11,146,985	(11,385,458)	(237,312)

Opening balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital	-	-	-	-	266,444	-	266,444
Net Loss	-	-	-	-	-	(18,571)	(18,571)
Closing Balance as of October, 2023	1,272,917	1,272	100,000	100	11,421,629	(11,490,718)	(67,717)

Additional paid in capital					54,358		54,358
Net Loss						(36,986)	(36,986)
Closing Balance as of January 31, 2024	1,272,917	1,272	100,000	100	11,475,987	(11,527,704)	(50,345)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

 For the six-month periods ended January 31, 2024 and 2023 (Previously Filed)

					Additional	Shares
	Common Stock		Preferred Stock		paid in	to be	Accumulated
	Share	Value	Share	Value	Capital	issued	Deficit	Total
		$		$	$	$	$	$
Opening balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	216,158
Issuance of Common Stock	97,454,780	76,841	-	-	(38,391)	-	-	38,450
Cancellation of Common shares	(889,011,264)	-	-	-	-	-	-	-
Preferred Stock Issuance	-	-	200,000	200	-	-	-	200
Round up shares	2,004	2	-	-	(2)	-	-	-
Net Loss	-	-	-	-	-	-	(77,205)	(77,205)
Closing Balance as of January 31, 2023	16,061,667	521,544	300,000	300	10,615,899	-	(10,960,140)	177,603

Opening balance as of July 31, 2023	1,272,917	506,755	100,000	100	10,624,138	-	(10,880,173)	250,820
Issuance of Common Stock	-	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	133,075	-	-	133,075
Fair Value Adjustment	-	(505,483)	-	-	505,483	-	-	-
Net Profit	-	-	-	-	-	-	(356,527)	(356,527)
Closing Balance as of January 31, 2024	1,272,917	1,272	100,000	100	11,262,696	-	(11,236,700)	27,368

Summary of restatement – consolidated statement of cash flows

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended January 31,
	2024	2023	2024	2023
	(Unaudited and Restated)	(Unaudited and Restated)	(Previously Filed)	(Previously Filed)
Cash flows from operating activities	$	$		$
Net loss for the period	(55,557)	(77,205)	(356,527)	(77,205)
Adjustments to reconcile net loss to cash used in operating activities:
Convertible Notes Write off	(8,423)	-	(180,686)	-
Impairment of Intangible	-	-	488,696	-
Loan Payable write off	(13,134)	-	(11,597)	-
Accounts payable write off	(26,619)	-	(43,619)	-
Original initial discount and legal processing fees	-	19,340		19,340
Change in operating assets and liabilities
Deposits & prepayments	(3,561)	-	(3,561)	-
Accounts payable and accrued liabilities	19,194	(3,785)	19,194	(19,327)
Due to parent-operating expenses	88,075		88,075
Net cash provided from (used in) operating activities	(25)	(61,650)	(25)	(96,532)
Cash flows from investing activities
Lavaca County Texas Producing Asset	(39,280)	-	(39,280)	-
Software Development	-	(51,942)	-	(51,942)
Net cash used in investing activities	(39,280)	(51,942)	(39,280)	(51,942)
Cash flows from financing activities
Change in convertible notes payable	-	102,436	-	109,768
Proceeds from loan	-	22,000	-	-
Loan Repayment	-	(11,000)	-	-
Proceeds from issuance of preferred shares	-	100	-	20,000
Proceeds from issuance of common shares	-	-	-	76,843
Proceeds from additional paid in capital	45,000	-	45,000	(38,393)
Net cash provided by financing activities	45,000	113,536	45,000	148,418

Change in Cash	5,695	(56)	5,695	(56)
Cash – beginning of period	3	320	3	320
Cash – end of period	5,698	264	5,698	264

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-
Non-Cash Activities:
Shareholder contribution converted from due to parent balance	275,802	-

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

Convertible Promissory Note

On January 4, 2022, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $50,000 with a gross proceed of 46,250. The note would mature on January 4, 2023. The note carries a 10% interest rate and was partially converted into 64,504 shares at an average of $ 0.41 per share by July 25, 2022, and the remaining balance of $23,450 as of July 31,2022 was fully converted into 98,160 shares at an average of $0.24 per share by August 23, 2023.

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

As of January 31,2024, the Company has no convertible promissory note balance.

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

During the three and six-months ended January 31, 2024, the Company issued no common stock.

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

During the three and six months ended January 31, 2023, the Company issued 137,273 shares of common stock for total proceeds of $25,486. The Company also cancelled 37,079 shares of common stock for no monetary amount.

Note 6. Related Party Transactions

There were no reportable related party transactions during three and six month ended January 31,2024 and 2023.

Note 7. Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 8. Subsequent Events

The Company has filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada, changing its name from “Cyber Apps World Inc.” to “Leopard Energy, Inc.” effective April 26, 2024.

Management evaluated all additional events through June 21, 2024, which is the date the financial statements were available to be issued. Based upon this review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. Management’s Discussion and Analysis of our Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements made in this Form 10-Q/A (this “Report”) may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by some words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this Report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

On April 26, 2024, the Company changed its name in Leopard Energy, Inc.

Since completion of the change in control transaction, Zenith Energy, our controlling stockholder has advanced approximately $321,000 in working capital on our behalf.  Zenith Energy has advised us that intends to provide the Company with additional working capital to fund the operations and acquisitions, pending receipt of additional funding.

Results of Operations

	For the three months ended
	January 31, 2024	January 31, 2023
Net income (loss)	(36,986)	(38,447)
Total operating expenses	(33,961)	(38,447)
Total other income (expense)	(3,025)	-

	For the six months ended
	January 31, 2024	January 31, 2023
Net income (loss)	(55,557)	(62,205)
Total operating expenses	(100,708)	(62,205)
Total other income (expense)	45,151	-

For the three and six-months ended January 31, 2024, the loss was due to our professional services under general and administrative fees. All the expenses were paid by the parent company Zenith Energy Ltd, who renounced to its credit.

The loss for the three and six months ended January 31, 2023, consisted entirely of general and administrative fees.

We generated no revenues during the three and six-month periods ended January 31, 2024 and 2023.

Liquidity and Capital Resources

	January 31, 2024	January 31, 2023
Cash	5,698	264
Deposits & prepayments	3,561	7,652
Total current assets	9,259	7,916

Non current assets	39,280	466,695

Current liabilities (Accounts payable)	98,884	98,443

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. Zenith Energy, our controlling stockholder has advised us that intends to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the three months ended
	January 31, 2024	January 31, 2023
Net cash provided from (used in) operating activities	(25)	(20,555)

	For the six months ended
	January 31, 2024	January 31, 2023
Net cash provided from (used in) operating activities	(25)	(61,650)

Cash Flows from Investing Activities

	For the three months ended
	January 31, 2024	January 31, 2023
Net cash provided by (used in) investing activities	(39,280)	(51,942)

	For the six months ended
	January 31, 2024	January 31, 2023
Net cash provided by (used in) investing activities	(39,280)	(51,942)

Cash Flows from Financing Activities

	For the three months ended
	January 31, 2024	January 31, 2023
Net cash provided by (used in) financing activities	35,000	72,536

	For the six months ended
	January 31, 2024	January 31, 2023
Net cash provided by (used in) financing activities	45,000	113,536

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer and President (our Principal Executive Officer) and Luca Benedetto, our Chief Financial Officer  (our Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer and President (our Principal Executive Officer) and Luca Benedetto, our Chief Financial Officer  (our Principal Financial and Accounting Officer)  of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023, as amended, our Chief Executive Officer and President and Chief Financial Officer  concluded that our disclosure controls and procedures were not effective as of January 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes- Oxley Act

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

LEOPARD ENERGY, INC.

Date: July 1, 2024	By:	/s/ Luca Benedetto
Luca Benedetto Chief Financial Officer (Principal Financial and Accounting Officer)

