Form 10-Q/A
period 2023-10-31
Leopard Energy, Inc.
filed 2024-11-21
CIK 1230524

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

CYBER APPS WORLD INC.

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

In a Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2023, the Company, disclosed that it had recently learned that, despite representations and statements to the contrary, Ahmed & Associates, P.C. (“AAPC”), the accounting firm that the Company had retained as its independent registered accounting firm with respect to the audit of its financial statements for the year ended July 31, 2023, was not registered with the Public Company Accounting Oversight Board (the “PCAOB”), as required by the rules and regulations adopted by the SEC. In addition, in January 2024, the PCAOB revoked the registration of Jack Shama, CPA, the accounting firm that had audited the Company’s financial statements for the year ended July 31, 2022.  Accordingly, on April 17, 2024, the Company filed an additional Form 10-K/A further its Annual Report on Form 10-K for the year ended July 31, 2023 to include financial statements for the years ended July 31, 2023 and July 31, 2022, which were audited by a PCAOB registered accounting firm. As a result thereof, the Company is restating in this Report, its financial statements for the three months ended October 31, 2023 and 2022.

PART I- FINANCIAL INFORMATION

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

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2023 (Unaudited and Restated) and July 31, 2023

	October 31,	July 31,
	2023	2023
	(Unaudited and Restated)
	$	$
Current assets:
Cash	$10,003	$3
Deposits & prepayments	3,561	-
Total current assets	13,564	3
Other assets:
Lavaca Country Texas Producing Asset	-	-
Software development - WIP	-	-
Total other assets	-	-
Total Assets	$13,564	$3
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$81,281	$123,309
Total current liabilities	81,281	123,309
Long term liabilities:
Convertible notes payable	-	179,150
Loan payable	-	13,134
Total non-current liabilities	-	192,284
Total Liabilities	81,281	315,593
STOCKHOLDER’S DEFICIT
Preferred stock: $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	100	100
Common stock: $0,001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of October 31, 2023 and as of July 31, 2023, respectively	1,272	1,272
Additional paid in capital	11,421,629	11,155,185
Accumulated deficit	(11,490,718)	(11,472,147)
Total Stockholder’s Deficit	(67,717)	(315,590)

Total Liabilities and Stockholder’s Deficit	$13,564	$3

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended
	October 31, 2023	October 31, 2022
	(Unaudited and Restated)
	$	$
Net Sales	-	-

Cost of Goods Sold	-	-
Gross Income	-	-

General and administrative	(42,517)	(23,758)
Write off software	-	-
Negotiating expenses	(24,230)	-
Total operating expenses	(66,747)	(23,758)

Operating income (loss)	(66,747)	(23,758)

Other income
Write off Accounts payable	26,619	-
Write off convertible notes	8,423	-
Write off loan payable	13,134	-
Total other income	48,176	-

Net loss	(18,571)	(23,758)

Net loss per share – basic and diluted	(0.01)	(0.02)
Weighted average shares outstanding – basic and diluted	1,272,917	1,043,772

(The accompanying notes are an integral part of these condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three-months ended October 31, 2023 and 2022 (Restated)

	Common Stock		Preferred Stock		Additional
	Number	Par Value	Number	Par Value	paid in Capital	Accumulated Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98	-	-	23,388	-	23,486
Issuance of Common Stock	37,079	37	-	-	-	-	37
Cancellation of Common shares	(37,079)	(37)	-	-	-	-	(37)
Net Profit	-	-	-	-	-	(23,758)	(23,758)
Closing Balance as of October 31, 2022	1,059,608	1,059	-	-	11,146,985	(11,347,011)	(198,967)

Opening balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital	-	-	-	-	266,444	-	266,444
Net Profit	-	-	-	-	-	(18,571)	(18,571)
Closing Balance as of October 31, 2023	1,272,917	1,272	100,000	100	11,421,629	(11,490,718)	(67,717)

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	October 31.
	2023	2022
	(Amended and Restated)	(Amended and Restated)
	$	$
Cash flows from operating activities
Net income (loss) for the period	(18,571)	(23,758)
Adjustments to reconcile net loss to cash used in operating activities:
Convertible Notes Write off	(8,423)	-
Loan Payable write off	(13,134)	-
Accounts payable write off	(26,619)	-
Original initial discount and legal processing fees	-	3,000
Change in operating assets and liabilities
Deposits & prepayments	(3,561)	-
Accounts payable and accrued liabilities	1,591	(20,337)
Due to parent-operating expenses	68,717
Net cash provided from (used in) operating activities	-	(41,095)
Cash flows from investing activities
Software Development	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Change in convertible notes payable	-	30,000
Proceeds from Notes payable	-	11,000
Proceeds from issuance of common shares	-	-
Proceeds from additional paid in capital	10,000	-
Net cash provided by financing activities	10,000	41,000

Change in Cash	10,000	(95)
Cash – beginning of period	3	320
Cash – end of period	10,003	225

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-
Non-Cash Activities:
Stockholder contribution converted from due to parent balance	257,444	-

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Leopard Energy, Inc, (formerly known as Cyber Apps World Inc.) (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of The Company for the year ended July 31, 2023, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 17,2024. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2024.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited interim financial statements for the three months ended October 31, 2023, the Company incurred net loss of $(18,571). The Company did not have any revenue during the three months ended October, 2023. As of October 31, 2023, the Company had accumulated deficit of $(11,490,718) and a working capital deficit of $(67,717). Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

Since its acquisition of a controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder,  has provided approximately $257,444 in working capital on behalf of the Company. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, pending the receipt of additional financing.

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

Restatement of previously issued unaudited interim consolidated financial statements

The Company identified series of misstatements that restated its previously issued financial statements for the years ended July 31, 2023 and 2022 in the Form 10-K filed with SEC on April 17,2024 Accordingly, the Company has restated the accompanying unaudited consolidated financial statements for the three-month ended October 31,2023 and 2022 that were previously included in the Form 10-Q filed with the SEC on December 15, 2023.

The restatement primarily relates to intangible assets valuation and impairment and equity retrospectively restatement.

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

Subsequently on August 23, 2023, the original major stockholder, JanBella Group, LLC, sold the 100,000 Series A Preferred Shares it held to Zenith Energy Ltd. for consideration of approximately $398,400. In the change in control transaction, Zenith Energy acquired 99.87% of the voting power of the Company. Upon the share transfer, Zenith Energy bear the settlement for all existing convertible promissory notes and also partial accounts payable balance, the remining liabilities balance will be written off. The Company previously recorded the redemption of convertible promissory notes and payment of accounts payable balance by Zenith Energy as other income. After re-assess the situation, the Company made an adjustment to book the portion paid by Zenith Energy as a Paid in Capital from stockholder.

The impact of restatement

The following table summarized the effect of the restatement on each financial statement line items as of and for the three-months October 31, 2023, as indicated:

Summary of restatement – unaudited condensed  consolidated balance sheets

	October 31,
	2023	2023
	(Unaudited and Restated)	(Previously filed)

Current assets:
Cash	$10,003	$10,003
Deposits & prepayments	3,561	-
Total current assets	13,564	10,003
Other assets:
Lavaca Country Texas Producing Asset	-
Software development - WIP	-	488,696
Total other assets	-	488,696
Total Assets	$13,564	$498,699
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$81,281	$19,250
Total current liabilities	81,281	19,250
Long term liabilities:
Convertible notes payable	-	-
Intercompany liabilities	-	116,018
Loan payable	-	-
Total non-current liabilities	-	116,018
Total Liabilities	81,281	135,268
STOCKHOLDER’S EQUITY(DEFICIT)
Preferred stock: $0,001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of October 31, 2024 and July 31, 2023,	100	100
Common stock: $0,001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of October 31, 2024 and as of July 31, 2023, respectively	1,272	1,272
Additional paid in capital	11,421,629	10,624,138
Accumulated deficit	(11,490,718)	(11,767,562)
Total Stockholder’s Deficit	(67,717)	363,431

Total Liabilities and Stockholder’s Deficit	$13,564	$498,699

Summary of restatement – unaudited consolidated statements of operations and comprehensive loss

	For the three months ended October 31,
	2023	2023
	(Unaudited and Restated)	(Previously filed)
	$	$
Net Sales	-	-

Cost of Goods Sold	-	-
Gross Income	-	-

General and administrative	(42,517)	112,611
Write off software	-	-
Negotiating expenses	(24,230)	-
Total operating expenses	(66,747)	112,611

Operating income (loss)	(66,747)	112,611

Other income (expense)
Write off Accounts payable	26,619	-
Write off convertible notes	8,423	-
Write off loan payable	13,134	-
Total other income (expense)	48,176	-

Net income (loss)	(18,571)	112,611)

Net loss per share – basic and diluted	(0.01)	(0.09)
Weighted average shares outstanding – basic and diluted	1,272,917	1,272,917

Summary of restatement – unaudited condensed consolidated statement of stockholders’ deficit

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the three-months ended October 31, 2023 and 2022 (Restated)

	Common Stock		Preferred Stock		Additional
	Number	Par Value	Number	Par Value	paid in Capital	Accumulated Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2022	961,448	961	-	-	11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98	-	-	23,388	-	23,486
Issuance of Common Stock	37,079	37	-	-	-	-	37
Cancellation of Common shares	(37,079)	(37)	-	-	-	-	(37)
Net Profit	-	-	-	-	-	(23,758)	(23,758)
Closing Balance as of October 31, 2022	1,059,608	1,059	-	-	11,146,985	(11,347,011)	(198,967)

Opening balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital	-	-	-	-	266,444	-	266,444
Net Profit	-	-	-	-	-	(18,571)	(18,571)
Closing Balance as of October 31, 2023	1,272,917	1,272	100,000	100	11,421,629	(11,490,718)	(67,717)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three-months ended October 31, 2023 and 2022 (Previously Filed)

	Common Stock		Preferred Stock		Additional	Shares
	Number	Par Value	Number	Par Value	paid in Capital	to be issued	Accumulated Deficit	Total
		$		$	$	$	$	$
Opening balance as of July 31, 2022	807,616,147	444,701	100,000	100	10,654,292	-	(10,882,935)	216,158
Issuance of Common Stock	82,454,780	61,841	-	-	(38,391)	-	-	23,450
Cancellation of Common shares	(889,011,264)	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(23,758)	(23,758)
Closing Balance as of October 31, 2022	1,059,663	506,542	100,000	100	10,615,901	-	(10,906,693)	215,850

Opening balance as of July 31, 2023	1,272,917	506,755	500,000	100	10,624,138	-	(10,880,173)	250,820
Issuance of Common Stock	-	-	-	-	-	-	-	-
Cancellation of Common shares	-	-	-	-	-	-	-	-
Net Profit	-	-	-	-	-	-	112,611	112,611
Closing Balance as of October 31, 2023	1,272,917	506,755	500,000	100	10,624,138	-	(10,767,562)	363,431

Summary of restatement – unaudited condensed consolidated statements of cash flows

	For the three months ended October 31.
	2023	2022	2023	2022
	(unaudited and restated)	(unaudited and Restated)	(Previously filed)	(Previously filed)
	$	$	$	$
Cash flows from operating activities
Net income (loss) for the period	(18,571)	(23,758)	112,611	(23,758)
Adjustments to reconcile net loss to cash used in operating activities:
Convertible Notes Write off	(8,423)	-	-	-
Loan Payable write off	(13,134)	-	-	-
Accounts payable write off	(26,619)	-	-	-
Original initial discount and legal processing fees	-	3,000	-	-
Change in operating assets and liabilities
Deposits & prepayments	(3,561)	-	-	-
Accounts payable and accrued liabilities	1,591	(20,337)	(26,346)	(20,337)
Due to parent-operating expenses	68,717
Net cash provided from (used in) operating activities	-	(41,095)	80,265	(44,095)
Cash flows from investing activities
Software Development	-	-	-	-
Net cash used in investing activities	-	-	-	-
Cash flows from financing activities
Change in convertible notes payable	-	30,000	(180,686)	20,550
Proceeds from Notes payable	-	11,000	(11,597)	-
Proceeds from issuance of common shares	-	-	116,018	61,841
Proceeds from additional paid in capital	10,000	-	-	(38,391)
Net cash provided by financing activities	10,000	41,000	(76,265)	44,000

Change in Cash	10,000	(95)	10,000	(95)
Cash – beginning of period	3	320	3	320
Cash – end of period	10,003	225	10,003	225

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-	-	-
Income tax	-	-	-	-
Non-Cash Activities:
Stockholder contribution converted from due to parent balance	257,444	-	-	-

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

Note 3. Convertible Notes Payable and Loan Payable

As of July 31, 2023, the Company holds a balance of convertible note payable in the amount of $179,150, and a balance of loan payable in the amount of $13,134. Loan payable balance was written off in August 2023, in connection with the Zenith Energy’s group acquisition, and the Company recognized a other income from their writing off. All Convertible promissory notes balance are fully redeemed and paid by Zenith Energy.

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

As of October 31,2023, the Company has no convertible promissory note balance.

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

On August 23, 2023, JanBella sold its Series A Preferred Shares it held to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy. In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares from JanBella for consideration of approximately $398,400, which including the payment to all convertible bonds redemption and partial accounts payable balance. The Series A Stock shall have the following preferences, powers, designations and other special rights: Each Series A Preferred Share entitles the Unaffiliated investor to 10,000 votes on all matters submitted to the stockholders of the Company's common stock. The Unaffiliated investor of the Series A Preferred Shares votes together with the Unaffiliated investors of common stock as a single class upon all matters submitted to a vote of stockholders.        ·

The Unaffiliated investors of Series A Preferred Shares are not entitled to receive dividends paid on the Company's Common Stock.

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

During the three-months ended October 31, 2023, no common stock was issued.

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

During the three-month period ended October 31, 2022, the Company issued 135,239 shares of common stock for total proceeds of $23,486. The Company also cancelled 37,079 shares of common stock for no monetary amount.

Note 5. Related Party Transactions

There were no reportable related party transactions during the three-month ended October 31, 2023 and 2022.

Note 6. Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 7. Subsequent Events

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

In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares, representing 99.87% of the voting power of the Company, from JanBella for consideration of approximately $398,400, which including the payment to all convertible bonds redemption and partial accounts payable balance. As part of the transaction, William Alessi, the sole officer and director of the Company, appointed Luca Benedetto, Ippolito Cattaneo, and Dario Sodero as directors of the Company. Thereafter, Mr. Alessi resigned as CYAP’s sole director and officer. In addition to the foregoing, Mr. Luca Benedetto was appointed President and Treasurer of the Company and Mr. Ippolito Cattaneo was appointed as the Company’s Secretary.

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

On April 26, 2024, the Company changed its name in Leopard Energy, Inc.

Since completion of the change in control transaction, Zenith Energy, our controlling stockholder, has advanced approximately $257,000 in working capital on our behalf.  Zenith Energy has advised us that intends to provide the Company with additional working capital to fund the operations and acquisitions, pending receipt of additional funding.

Results of Operations

	For the three months ended
	October 31, 2023	October 31, 2022
Net income (loss)	(18,571)	(23,758)
Total operating expenses	(66,747)	(23,758)
Total other income (expense)	48,176	-

For the current  period, the other income was due to the write off of the loan and convertible notes subsequent the completion of the Acquisition, and to the general and administrative fees. All the expenses were paid by Zenith Energy, our controlling stockholder who renounced to its credit.

We have generated no revenues during the three-month periods ended October 31, 2023 and 2022.

Liquidity and Capital Resources

	October 31, 2023	October 31, 2022
Cash	10,003	225
Deposits & prepayments	3,561	7,652
Total current assets	13,564	7,877

Non-current assets	-	414,753

Current liabilities (Accounts payable)	81,281	97,433
Non -current liabilities	-	192,284

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. Zenith Energy, our controlling stockholder, has advised us that intends to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the three months ended
	October 31, 2023	October 31, 2022
Net cash provided from (used in) operating activities	-	(41,095)

Cash Flows from Investing Activities

For the three months ended
	October 31, 2023	October 31, 2022
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities

	For the three months ended
	October 31, 2023	October 31, 2022
Net cash provided by (used in) financing activities	10,000	41,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer (our principal executive officer) and Luca Benedetto, our Chief Financial Officer  (our principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer ) and Luca Benedetto, our Chief Financial Officer  of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023, as amended, our Chief Executive Officer and President and Chief Financial Officer  concluded that our disclosure controls and procedures were not effective as of October 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEOPARD ENERGY, INC.

Date: November 21, 2024	By:	/s/ Luca Benedetto
Luca Benedetto Chief Financial Officer (Principal Financial and Accounting Officer)

