Form 10-K
period 2024-07-31
Leopard Energy, Inc.
filed 2024-11-22
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to____________

Commission file number: 000-50693

Leopard Energy, Inc.
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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2024 was $407,333 based on the closing price of the issuer's common stock on January 31, 2024, the last business day of the registrant's most recently completed second fiscal quarter.

1,272,917 shares of common stock are issued and outstanding as of November 21, 2024.

Leopard Energy, Inc.

Annual Report on Form 10-K for the Year ended July 31, 2024

As used in this Annual Report on Form 10-K (this “Report”), and unless otherwise indicated, the terms “the Company,” “Leopard Energy, “we,” “us” and “our” refer to Leopard Energy, Inc. and its subsidiaries.

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

PART I

Item 1. Business.

Background

Leopard Energy (f/k/a Cyber Apps World Inc.) was incorporated on July 15, 2002, under the laws of the State of Nevada and engaged in a number of businesses until April 9, 2015, at which we merged with our wholly owned subsidiary Cyber Apps World Inc. and concurrently changed our name to Cyber Apps World Inc. At the time of the merger, we shifted our business focused to the development of mobile applications focusing on allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones.

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

On August 23, 2023, JanBella Group sold the Series A Preferred Shares to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy is a publicly held British Columbia corporation based in Vancouver, B.C., engaged in energy production projects on three continents, whose shares are traded on the London Stock Exchange, Euronext Oslo and the Pink tier of the over-the-counter market maintained by OTC Markets Group, Inc..

In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares, representing 99.87% of the voting power of the Company, from JanBella for consideration of approximately $398,400. As part of the transaction, William Alessi, the sole officer and director of the Company, appointed Luca Benedetto, Ippolito Cattaneo, and Dario Sodero as directors of the Company. Thereafter, Mr. Alessi resigned as the Company’s sole director and officer.

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

Effective April 26, 2024, the Company changed its name in Leopard Energy, Inc.

Since completion of the change in control transaction, in August 2023, Zenith Energy, our controlling stockholder, has provided $325,759 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

Competition

The U.S. market for the acquisition of energy production and development opportunities is  highly competitive.  There are numerous firms and individuals engaged in the business, many of whom have longer operating histories and greater financial resources than we do. We believe that we can compete effectively based upon the energy sector experience of our executive officers and our controlling stockholders, although no assurance can be given in this regard.

Employees

As of the date of this Report, we have no employees, other than our executive officers. We have retained independent consultants and contractors who are presently completing the necessary additional development of our products.

Item lA. Risk Factors.

As a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we are not required to provide this Item.

Item lB. Unresolved Staff Comments.

As a “smaller reporting company,” we are not required to provide this Item.

Item 2. Properties.

We do not own or lease any real property.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently quoted on the Pink tier of the over-the-counter market maintained by OTC Markets Group, Inc., under the symbol “LEEN.” However, there is currently only a limited trading market for the Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of the date of this Report there were 36 holders of record of our Common Stock, based on information provided by the Company's transfer agent. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of our Financial Conditions and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data.” of this Report.

Results of Operations

	For the year ended July,
	2024 ($)	2023 ($)
Revenues	4,429	-
General and administrative expenses	(287,168)	(139,430)
Operating loss	(282,739)	(139,430)
Total other income (expense)	29,936	(9,464)
Net loss	(252,803)	(148,894)

For the year ended July 31, 2024, we generated revenues of $4,429 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024.  The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

We had no revenues for the year ended July 31, 2023.

During the fiscal year ended July 31, 2024, the Company incurred operating expenses of $286,729, as compared to expenses of $139,430 during the fiscal year ended July 31, 2023. The majority of the expenses consisted of general and administrative expenses, which includes professional services.

For the year ended July 31, 2024, we had a net loss of $252,803, primarily to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced to its credit.

Our net loss of $148,894 for the year ended July 31, 2023, consisted entirely of general and administrative expenses.

Liquidity and Capital Resources

	At July 31, 2024 ($)	At July 31, 2023 ($)
Cash	6,432	3
Total current assets	6,432	3

Non current assets	39,280	-

Current liabilities (Accounts payable)	243,346	123,309

As of July 31, 2024, our current assets consisted of $6,432 in cash, as compared to $3 in case at July 31, 2023 and deposits $6,429, as compared to $ Nil at July 31, 2023.

Cash Flows from Operating Activities

	For the year ended July 31,
	2024 ($)	2023 ($)
Net cash provided from (used in) operating activities	(154,323)	48,360

For the fiscal year ended July 31, 2024, net cash used in operating activities was $154,323, consisting of our net loss for the period of $252,803, increased by the accounts payable of $131,656 and  decreased by a convertible notes write-off of $8,423, a loan payable write-off of $13,134, and an accounts payable write off of $11,619.

Cash Flows from Investing Activities

	For the year ended July 31,
	2024 ($)	2023 ($)
Net cash provided by (used in) investing activities	(39,280)	(73,942)

For the fiscal year ended July 31, 2024, we invested $39,280, for the acquisition of the 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas. In the year ended July 31, 2023 the Company invested $73,942 in the software development with respect to its prior business.

Cash Flows from Financing Activities

	For the year ended July 31,
	2024 ($)	2023 ($)
Net cash provided by (used in) financing activities	200,032	121,986

For the fiscal year ended July 31, 2024, net cash from investing activities was $200,032, due to additional paid in capital provided by Zenith Energy, our controlling stockholder, offset by the payment of convertible notes net of the amount written-off.  For the fiscal year ended July 31, 2023, net cash from financing activities was $121,986.

Since the change in control transaction completed in August 2023, Zenith Energy, our controlling stockholder, has provided $325,759 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash.

Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of July 31, 2024, we have incurred losses of $11,708,450. In addition, as of July 31, 2024 our current liabilities exceed our current assets by $217,770. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. In addition, Zenith Energy, our controlling stockholder has advised us that intends to provide the Company with working capital to fund operations and acquisitions, pending receipt of additional funding.

Critical Accounting Estimates

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

Contractual Obligations

As a “smaller reporting company” we are not required to provide this information.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data (PCAOB 50909).

LEOPARD ENERGY, INC. F/K/A CYBER APPS WORLD INC.

July 31, 2024 and July 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Shareholders and the Board of Directors of
Leopard Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Leopard Energy, Inc and its Subsidiaries (collectively, “the Company”) as of July 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024, and the results of its operations and its cash flows for the year ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses during the years ended July 31, 2024 and 2023. As of July 31, 2024, the Company had a working capital deficit.  Accordingly, these factors give rise to substantial doubt that the Company will be able to continue as a going concern. Management closely monitors the Company’s financial position and has prepared a plan that is found in Note 1 that addresses this substantial doubt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Mateo, California

November 22, 2024

LEOPARD ENERGY, INC.
Consolidated Balance Sheets
	As of July 31,
	2024	2023
ASSETS	$	$
Current assets:
Cash	$6,432	$3
Total current assets	6,432	3

Royalty interests	39,280	-
Total Assets	$45,712	$3
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$243,346	$123,309
Total current liabilities	243,346	123,309

Convertible notes payable	-	179,150
Loan payable	-	13,134
Total non-current liabilities	-	192,284
Total Liabilities	243,346	315,593
STOCKHOLDER’S DEFICIT
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of July 31, 2023 and 2022	100	100
Common stock, $0.001 par value, 250,000,000 shares and 889,011,264 shares authorized, 1,272,917 issued and outstanding as of July 31, 2023 and 2022, respectively	1,272	1,272
Additional paid in capital	11,525,944	11,155,185
Accumulated deficit	(11,724,950)	(11,472,147)
Total Stockholder’s Deficit	(197,634)	(315,590)

Total Liabilities and Stockholder’s Deficit	$45,712	$3

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
	For the Years Ended July 31,
	2024	2023
	$	$
Revenue	$4,429	$-

Cost of revenue	-	-
Gross Income	4,429	-

General and administrative	(287,168)	(139,430)
Total operating expenses	(287,168)	(139,430)

Operating loss	(282,739)	(139,430)

Other income (expense)
Gain from convertible notes write off	8,423	-
Gain from loan payable write off	13,134	-
Gain from Accounts payable write off	11,619	-
Financial expense	(3,240)	(9,464)
Total other income (expense)	29,936	(9,464)

Net loss	(252,803)	(148,894)

Basic net loss per common share	(0.20)	(0.13)
Diluted net loss per common share	(0.20)	(0.13)
Basic weighted average common shares outstanding	1,272,917	1,145,667

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.
Consolidated Statements of Changes in Shareholder’s Equity

					Additional
	Common Stock		Preferred Stock		paid in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2022	961,448	961			11,123,597	(11,323,253)	(198,695)
Issuance of Common stock from convertible notes conversion	98,160	98			23,388		23,486
Issuance of Common Stock	250,387	250			8,200		8,450
Cancellation of Common shares	(37,078)	(37)					(37)
Issuance of Preferred stock			300,000	300			300
Cancellation of Preferred stock			(200,000)	(200)			(200)
Net Loss	-	-	-	-	-	(148,894)	(148,894)
Closing Balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)

Opening balance as of August 1, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital					370,759		370,759
Net Loss						(252,803)	(252,803)
Closing Balance as of July 31, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)

The accompanying notes are an integral part of these consolidated financial statements,

LEOPARD ENERGY, INC.
Consolidated Statements of Cash Flows
	For the Years Ended July 31,
	2024	2023
	$	$
Cash flows from operating activities:
Net loss	(252,803)	(148,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	73,942
Convertible notes interest accrued for conversion	-	9,463
Original initial discount and legal processing fees	-	19,340
Convertible Notes Write off	(8,423)	-
Loan Payable write off	(13,134)	-
Accounts payable write off	(11,619)	-
Changes in assets and liabilities:	-	-
Deposit & Prepayments	-	(7,652)
Accounts payable and accrued expenses	131,656	5,440
Net cash used in operating activities	(154,323)	(48,360)

Cash flows from investing activities:
Royal interest acquisition	(39,280)	-
Software development	-	(73,942)
Net cash used in investing activities	(39,280)	(73,942)

Cash flows from financing activities:
Proceeds from Convertible bond	-	102,436
Proceeds from Loan	-	22,000
Repayment made to Loan balance	-	(11,000)
Convertible Notes repayment	(170,727)	-
Proceeds from Issuance of preferred shares	-	100
Proceeds from Issuance of common shares	-	8,450
Proceeds provided by additional paid in capital	370,759	-
Net cash from financing activities	200,032	121,986

Net change in cash	6,429	(317)
Cash at beginning of period	3	320

Cash at end of period	6,432	3

Non cash activities
Issuing common stock and preferred stock in connection with convertible notes	-	23,486
Convertible notes payable and accounts payable repayment made by shareholder on behalf of the Company	187,727	-
Expenses payment made by shareholder on behalf of the Company	138,032	-

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

Note 1. Organization and Business Description

Leopard Energy, Inc. and its subsidiaries (Collectively, the “Company”), was historically engaged in the development of mobile applications focusing on allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones. The Company have not been successful in developing revenue from these operations in its operating history.

Since the transfer of its controlling interest in August 2023, the Company redirect its business into the energy sector, mainly aiming at investment in royalty interest of energy related petrol and mineral production.

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

On August 23, 2023, the original shareholder JanBella Group sold the Series A Preferred Shares to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy is a British Columbia corporation based in Vancouver, B.C., engaged in energy production projects on three continents, whose shares are traded on the London Stock Exchange and Euronext Oslo. In connection with the share and purchase agreement, it was agreed between the parties that part of the purchase price paid by Zenith would be used by JanBella to settle some outstanding liabilities of Leopard Energy, as it happened. Along with the transition of interest, certain debtors agreed to partially write off their debt due from the company upon partial payment made by JanBella.

This resulted in the following gain from write-off of liabilities

•	Write off convertible notes	$8,423
•	Write off loan payable	$13,134
•	Write off Accounts payable	$11,619

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company's functional currency is the USD.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary. All intercompany transactions and balances, if any, are eliminated upon consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power, has the power to appoint or remove the majority of the members of the board of directors, to cast a majority of votes at the meeting of the board of directors or to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue audited as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying audited consolidated financial statements the Company had a loss of $252,803 and $148,894  during the fiscal year ended July 31, 2024 and 2023, respectively. As of July 31, 2024, the Company had accumulated deficit of $11,724,950 and a working capital deficit of $236,917. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses. Management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments.

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

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $370,759 capital in the form of payment made on behalf of the Company. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources: (1) cash generated from upcoming operations; (2) new bank loans , (3) financial support from the Company’s shareholder and related party. Based on the above analysis, management believes it is more likely than not that the Company can meet its obligations as they become due within one year from the reporting date and can continue as a going concern.

Note 2. Summary of Significant Accounting Policies

A summary of significant accounting policies is presented to assist in the understanding of the financial statements.

Critical Accounting Estimates

The preparation of the financial statements is in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant accounting estimates include, but not limited to allowance for doubtful accounts, useful lives and impairment of long-lived asset, and impairment of royalty interests acquired.  Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

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

Financial assets and liabilities of the Company primarily consisted of cash, prepayments, accounts payable and accrued liabilities, and the carrying amount of the financial instruments generally approximate their fair market values based on the short- term maturity of these instruments. ASC 825-10 "Financial Instruments" allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

The Company’s non-financial assets would be measured at fair value only if they were determined to be impaired.

Impairment of Long-Lived assets

The Company reviews its Long-Lived assets for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets.” An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value. There is no impairment of long-lived assets in the year ended July 31,2024.

Royalty Interests

On January 17, 2024, the Company made investment in the 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “Eagle Acquisition”) at a cost of $39,280. The operating rights of the wells are leased to licensed operators (oil and gas companies) through agreements that grant the operator the right to explore, drill, and produce oil or gas, and the royalty interest is a financial share of production paid to the well rights owner. The agreements do not include a specific expiry date because they are tied to the production lifespan of the operation lease or agreement. The lease may expire if production ceases, but as long as the well is productive, the rights remain in effect under a concept known as “Held by Production” (HBP). Under the HBP system, once a well begins production, the lease remains valid as long as the production continues and so as the royalty interests. The rights endure for the lifetime of the well, providing economic security for both the rights holder and the operator. If production ceases or drops below commercial levels, the lease may terminate unless further development or operations occur. As a result, the Company do not recognize any amortization expenses.

Royalty interests acquired are carried at the lower of cost or fair value. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the royalty interest exceeds its estimated fair value. There was no depletion expense for the year ended July 31, 2024.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The revenue recognition principle of ASC 606 requires that revenue is recognized when the delivery of promised goods or services matches the amount expected by the company in exchange for the goods or services.

There are five steps needed to satisfy the updated revenue recognition principle:

1.

Identify the contract with the customer. This involves agreeing on the terms of the contract, including payment, the delivery of goods and services, and consequences if any obligations aren't met. Contracts may come in written form or may begin as verbal agreements.

2.	Identify contractual performance obligations. In this case, it's important to outline the specific goods or services behind the agreement.

3.

Determine the amount of consideration/price for the transaction. This isn't just about the price of goods and services but also includes other factors, such as discounts, return policies, and additional fees.

4.	Allocate the determined amount of consideration/price to the contractual obligations. This step involves any specific selling price to every single obligation.

5.

Recognize revenue when the performing party satisfies the performance obligation. This should only be done once the transaction is complete and your obligation is fulfilled. Revenue can only be recognized once this is done.

The Company is operating in royal interests’ investment in oil and gas production industry and generate revenue from royalty interest distribution. The Company owns a royalty interest on wells production and is entitled with portion of revenue share without having to incur the operational expenses associated with extracting or producing the resource.

Well operating royalty interests distribution are reported point in time and net of production taxes when the drip condensate, crude oil, gas and plant products are produced from the respective well by the well operator, the operator distribute the Company’s share of interests according to agreed proportion. Royalty interest payments are generally received at the subsequent month of the production made.

During the financial year ended July 31, 2024, the Company recognizes monthly revenues from the investment in the 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “Eagle Acquisition”), acquired on January 17, 2024, that resulted in a yearly amount of $ 4,429.

During the previous financial year 2023, the Company had no revenues generation.

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

For the years ended July 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	July 31,	July 31,
	2024	2023
	Shares	Shares
Convertible notes	-	179,150
Convertible Common Shares	-	5,831,071

For the years ended July 31, 2024 and 2023, the reconciliation to net loss per common share basic and the anti-dilutive impact on net loss per share, are as follows:

	Year Ended
	July 31,
	2024	2023
Numerator:
Net Loss	$(252,803)	$(148,894)
Net Loss - diluted	$(252,803)	$(148,894)

Denominator:
Weighted average common shares outstanding	1,272,917	1,145,667
Effect of dilutive shares
Convertible notes	-	5,831,071
Diluted	-	6,980,226

Net loss per common share:
Basic	$(0.20)	$(0.13)
Diluted	$(0.20)	$(0.13)

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the Company’s year ending December 31, 2023. This ASU is currently not expected to have a material impact on the Company’s  financial statements.

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

Note 3. Loan Payable and Convertible Notes Payable

Loan Payable

As of July 31, 2024, the Company has an outstanding short term loan payable balance of $ Nil.

As of July 31, 2023, the Company had an outstanding short term loan payable balance of $13,134. This balance was fully repaid in August 2023.

Convertible Promissory Note

As of July 31, 2024 and 2023, the Company holds a balance of convertible note payable in the amount of $ Nil and $179,150, respectively.

Upon the acquisition by Zenith Energy Ltd, all convertible notes payable balance as of July 31, 2023 were fully redeemed in cash in August 2023.

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

On December 15, 2022, the Company issued a convertible promissory note to the shareholder at the time JanBella Group, LLC (“JanBella”) in the original principal amount of $46,750 and a gross proceed of $40,000. During the year ended July 31,2023, $12,564 has been redeemed in cash and leaving a balance of $34,186 as of July, 31,2023. the balance has been redeemed in full amount in August 2023.

On January 17, 2023, the Company issued a convertible promissory note to an otherwise unaffiliated investor in the original principal amount of $48,750 and a gross proceeds of $45,000. The note would mature on January 17, 2024. The note carries a 10% interest rate and the balance of $51,354 has been redeemed in full amount in August 2023.

During the years ended July 31, 2024 and 2023, there were total $ Nil and $23,486 of convertible promissory note been converted into Nil and 98,160 shares of common stock, respectively;

Shares reserved for the convertible notes balance as of July 31 ,2023 were cancelled subsequently, and the convertible notes balance of $179,150 as of July 31,2023 has been redeemed in full amount by August 2023.

Note 4. Preferred Stock and Common Stock

Preferred Stock

In December 2022 and January 2023, the Company issued a total of 200,000 shares of Series A Super Voting Preferred Stock (the “Series A Preferred Shares”) to an otherwise unaffiliated investor. These 200,000 Series A Preferred Shares were cancelled for 100,000 each time, on June 27 and July 7, 2023, respectively.

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

Common Stock

Effective January 18, 2013, the Company filed with Secretary of State of Nevada a Certificate of Change that affected a 1:50 reverse split in the Company's outstanding common stock and a reduction of the Company’s authorized common stock in the same 1:50 ratio, from 500,000,000 shares to 10,000,000 shares. The Company  has retroactively restated all share amounts to show the effects of the Common Stock split.

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

During the year-ended July 31, 2024, the Company did not issue nor cancelled any share.

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

Note 5. Income Taxes

As of July 31, 2024, the Company has deferred tax assets as a result of the net operating losses incurred from inception and non-current asset impairment loss. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 2 equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Significant components of the Company’s deferred tax assets and as follows as of July 31:

	2024	2023
	$	$
Deferred tax assets:
Impairment loss of software	-	15,528
Impairment loss of goodwill	-	-
Net operating loss carryforwards	2,462,240	2,393,623
Total deferred tax assets	2,462,240	2,409,151
Valuation allowance	(2,462,240)	(2,409,151)

Deferred tax assets and the corresponding valuation allowances amounted to approximately $2.4 million and $2.4 million as of July 31, 2024 and 2023, respectively.

The income tax provision for the year ended July 31, 2024 and 2023 consists of the following:

	2024	2023
Federal
Current	$-	$-
Deferred	(53,089)	(31,268)
Change in valuation allowance	53,089	31,268
Income tax provision	$-	$-

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and the income tax net expense included in the consolidated statements of operations and comprehensive loss for the years ended July 31, 2024 and 2023 is as follows,

	2024	2023
Tax at federal statutory rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Effective tax rate	0%	0%

Note 6. Related Party Transactions

There were no reportable related party transactions during the years ended July 31, 2024 and 2023.

Note 7. Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 8. Subsequent Events

Management evaluated all additional events through November 19, 2024, which is the date the financial statements were available to be issued. Based upon this audit, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our senior management, consisting of Andrea Cattaneo, our Chief Executive Officer (principal executive officer) and  Luca Benedetto, our Chief Financial Officer (principal financial and accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting as set forth below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of July 31, 2024, our chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 20234

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

As at the date of this Report, our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Andrea Cattaneo	CEO and Director	68	March 25, 2024 to present.
Luca Benedetto	CFO and Director	53	August 23, 2023, to present
Dario Sodero	Director	81	August 23, 2023, to present

The principal occupation and business experience during the past five years for the Company's executive officers and directors is as follows:

Andrea Cattaneo, 68, has served as a director of Zenith Energy, our controlling stockholder since December 2008 and as President and Chief Executive Officer of Zenith Energy and its affiliated entities since January 2009. Zenith Energy, Ltd., which is based in Canada, is a publicly held company engaged in the acquisition and development of energy production opportunities, principally in Central Asia, North America, Africa and Europe. Its shares are listed on the London Stock Exchange Main Market (LSE: ZEN), admitted to trading on the Euronext Growth of the Oslo Stock Exchange (OSE: ZENA) and quoted on the OTCQB Venture Market cross-trading facility in the United States (OTCQB: ZENAF).

Mr. Cattaneo is an experienced energy industry executive, with a focus on energy production opportunities in emerging countries. He has over 30 years’ experience in advising governments in financial, industrial, and energy matters and strong expertise and experience in structuring and negotiating contracts, having initiated and signed agreements with some of the largest state-owned oil and gas companies in the world. Prior to entering the energy industry, Mr. Cattaneo’s primary business activity was banking, with a specialization in sovereign loans to developing economies. Mr. Cattaneo holds an undergraduate degree in economics from the University of Genoa and a postgraduate degree in taxation law from the University of Bologna.

Luca Benedetto, who also served as our Chief Executive Officer from August 23, 2023 to March 25, 2024, has been Chief Financial Officer and a director of Zenith Energy since 2013. Mr. Benedetto is an Italian national, trained in Italy as a registered accountant with further education in IFRS accounting and consolidation at IPSOA Milan. He has more than twenty-five years of experience in accounting, auditing, and financial administration. Mr. Benedetto began his professional career as an accountant and computer programmer responsible for financial software development and worked for the Italian division of IBM as an internal auditor and accountant as well as providing staff training in these aforementioned fields. He also served for seven years as a financial and administrative officer in a well-established Italian Company specializing in the construction of fuel and water storage tanks. He joined the Zenith Energy Ltd. group in 2013 as Chief Financial Officer of Zenith Energy's Italian subsidiary, Canoel Italia S.r.1., and has since progressed to also hold the position of Chief Financial Officer of Zenith Energy. In this capacity he has been directly involved in the monitoring of business performance, cash flow management, budgetary oversight, accounts team supervision, accounts preparation and strategic planning. Since January 2016 he has also been responsible for the compiling and reviewing of the quarterly Consolidated Financial Statements and Management's Discussion and Analysis of Zenith Energy.

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

A majority of the authorized number of directors constitutes a quorum of the board of directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. Any action required or permitted to be taken by the board of directors may be taken without a meeting if all members of the board of directors individually or collectively consent in writing to the action.

Executive officers are appointed by the board and serve at its pleasure.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our and executive officers and directors (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•

been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

•

been subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation.

During the fiscal years ended July 31, 2024 and 2023, there was no compensation paid by the Company to its our senior management, including the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation.

Employment Agreements

The Company had no employment agreements with its executive officers.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, Directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended July 31, 2024, except as follows:

•	Forms 3 required to be filed by Zenith Energy, Luca Benedetto and Ippolito Cattaneo, a former director and executive officer of the Company. were filed 27 days late due to administrative oversights.

•	The Form 3 required to filed by Dario Sodero was filed 28 days late due to an administrative oversight.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Andrea Cattaneo (1)	0 shares of common stock	0%
Luca Benedetto (1)	0 shares of common stock	0%
Dario Sodero (1)	0 shares of common stock	0%
All directors and officers as a group (3 persons) (1)	0 shares of common stock	0%

14

(1)

Mr. Andrea Cattaneo, is CEO, President and director of Zenith Energy, Mr. Benedetto is Chief Financial Officer and a director of Zenith Energy and Mr. Sodero is a director of Zenith Energy and accordingly, may be deemed to have shared voting and dispositive control over the Series A Preferred shares held by Zenith Energy, which afford Zenith Energy 99.87% of the voting power of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since completion of the change in control transaction in August 2023, Zenith Energy, our controlling stockholder, has provided $325,759 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing

Except with respect to the foregoing, during the fiscal years ended July 31, 2024 and July 31, 2023, the Company has not engaged in any transaction with any executive officer, director or 5% or greater stockholder, in which they had or will have a direct or indirect material interest exceeding $120,000, nor is any such transaction currently proposed or contemplated.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal years ended July 31, 2024 and July 31, 2023., our independent registered public accounting firms were WWC, Professional Corporation Certified Public Accountants, PCAOB ID: 1171.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal years ended July 31, 2024 and July 31, 2023, were $20,000 and $27,000, respectively.

Audit-Related Fees

There have been no audit-related fees billed by our independent registered public accounting firms in the fiscal years ended July 31, 2024 and July 31, 2023.

Tax Fees

There have been no tax fees billed by our independent registered public accounting firms in the fiscal years ended July 31, 2024 and July 31, 2023.

All Other Fees

Our registered independent registered public accounting firms have billed us $31,800 in relation to the review of our Quarterly Reports on Form 10-Q, for the fiscal years ended July 31, 2024 and July 31, 2023, respectively.

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

PART IV

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

3.1b	Certificate of Designation of Series A Super Voting Preferred Stock (previously filed with this Report.)
3.1c	Certificate of Amendment to Articles of Incorporation of the Company effective April 26, 2024 -filed herewith.
3.2	By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 7, 2003.)
31.1	Section 302 Certification – Chief Executive Officer, filed herewith.
31.2	Section 302 Certification – Chief Financial Officer, filed herewith.
32.1	Section 906 Certification – Chief Executive Officer, filed herewith.
32.2	Section 906 Certification – Chief Executive Officer, filed herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

EC Ref. No.	Title of Document
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEOPARD ENERGY, INC.

By:	/s/ Luca Benedetto
Luca Benedetto
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrea Cattaneo	Chief Executive Officer and Director	November 22, 2024
Andrea Cattaneo	(Principal Executive Officer)

/s/ Luca Benedetto	Chief Financial Officer	November 22, 2024
Luca Benedetto	(Principal Financial and Accounting Officer)

/s/ Dario Sodero	Director	November 22, 2024
Dario Sodero

