Form 10-Q
period 2024-10-31
Leopard Energy, Inc.
filed 2024-12-16
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

1,272,917 shares of common stock are issued and outstanding as of December 13, 2024

PART I FINANCIAL INFORMATION

As used in this Form 10-Q (this “Report”), and unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Leopard Energy, Inc. f/k/a Cyber Apps World Inc

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2024, are not necessarily indicative of the results for the entire fiscal year or for any other period.

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2024 and July 31, 2024

	October 31,	July 31,
	2024 (Unaudited)	2024
	$	$
Current assets:
Cash	$8,293	$6,432
Total current assets	8,293	6,432
Other assets:
Lavaca County Texas Producing Asset	39,280	39,280
Total other assets	39,280	39,280
Total Assets	$47,573	$45,712
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$230,255	$243,346
Total current liabilities	230,255	243,346
Total Liabilities	230,255	243,346
STOCKHOLDER’S DEFICIT
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 issued as of October 31, 2024 and July 31, 2024	100	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,272,917 shares issued as of October 31, 2024 and July 31, 2024, respectively	1,272	1,272
Additional paid in capital	11,549,944	11,525,944
Accumulated deficit	(11,733,998)	(11,724,950)
Total Stockholder’s Deficit	(182,682)	(197,634)

Total Liabilities and Stockholder’s Deficit	$47,573	$45,712

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

	For the three months ended October 31, 2024 (Unaudited)	For the three months ended October 31, 2023 (Unaudited)
	$	$
Net Sales	$1,923	$-

Cost of Goods Sold	-	-
Gross Income	1,923	-

General and administrative	(10,908)	(42,517)
Negotiating expenses	-	(24,230)
Total operating expenses	(10,908)	(66,747)

Operating loss	(8,985)	(66,747)

Other income (expense)
Write off convertible notes	-	8,423
Write off loan payable	-	26,619
Write off Accounts payable	-	13,134
Financial expense	(63)	-
Total other income (expense)	(63)	48,176

Net loss	(9,048)	(18,571)

Basic net loss per common share	(0.01)	(0.01)
Diluted net loss per common share	(0.01)	(0.01)
Basic and diluted weighted average common shares outstanding	1,272,917	1,272,917

(The accompanying notes are an integral part of these condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three-months ended October 31, 2024 and 2023

					Additional
	Common Stock		Preferred Stock		paid in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital	-	-	-	-	266,444	-	266,444
Net Loss	-	-	-	-	-	(18,571)	(18,571)
Closing Balance as of October 31, 2023	1,272,917	1,272	100,000	100	11,421,629	(11,490,718)	(67,717)

Opening balance as of July 31, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)
Additional paid in capital	-	-	-	-	24,000	-	24,000
Net Loss	-	-	-	-	-	(9,048)	(9,048)
Closing Balance as of October 31, 2024	1,272,917	1,272	100,000	100	11,549,944	(11,733,998)	(182,682)

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended October 31,
	2024(Unaudited)	2023(Unaudited)
	$	$
Cash flows from operating activities:
Net loss	(9,048)	(18,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible Notes Write off		(13,134)
Loan Payable write off		(8,423)
Accounts payable write off		(26,619)
Changes in assets and liabilities:		-
Deposit & Prepayments		(3,561)
Accounts payable and accrued expenses	(13,091)	1,591
Due to parent-operating expenses		68,717
Net cash used in operating activities	(22,139)	0

Cash flows from investing activities:
Royal interest acquisition	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds provided by additional paid in capital	24,000	10,000
Net cash from financing activities	24,000	10,000

Net change in cash	1,861	10,000
Cash at beginning of period	6,432	3

Cash at end of period	8,293	10,003

Non cash activities
Expenses payment made by shareholder on behalf of the Company as paid in capital	24,000	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended October 31, 2024 and 2023

Note 1. Organization and Business

Leopard Energy, Inc. and its subsidiaries (collectively, the “Company”), was historically engaged in the development of mobile applications focusing on allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones. The Company has not been successful in developing revenue from these operations in its operating history.

On August 23, 2023, the original shareholder JanBella Group sold the Series A Preferred Shares to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy is a British Columbia corporation based in Vancouver, B.C., engaged in energy production projects on three continents, whose shares are traded on the London Stock Exchange and Euronext Oslo.

Following the transfer of the controlling interest to Zenith Energy, the Company redirected its business into the energy sector, with a focus on acquiring energy production and development opportunities in the U.S.

Effective April 26, 2024, the Company changed its from “Cyber Apps World Inc.” to “Leopard Energy, Inc.”

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Leopard Energy, Inc, (formerly known as Cyber Apps World Inc.) (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of The Company for the year ended July 31, 2024. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2025.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited interim financial statements for the three months ended October 31, 2024 and 2023, the Company incurred net loss of $9,048 and $18,571, respectively.

As of October 31, 2024, the Company had accumulated deficit of $11,733,998 and a working capital deficit of $221,962. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses. Management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. For the quarter ended October 31, 2024, the Company generated revenues of $1,923 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

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

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $349,759 capital in the form of payment made on behalf of the Company. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2024. There were no significant changes to these accounting policies during the three months ended October 31, 2024, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3. Net Loss Per Common Share

Basic profit/loss per common share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options or warrants that could affect the calculated number of shares.

	For the three months ended October 31,
	2024	2023
Numerator:
Net Loss	$(9,048)	$(18,571)
Net Loss - diluted	$(9,048)	$(18,571)

Denominator:
Basic and diluted weighted average shares outstanding	1,272,917	1,272,917

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

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

Note 4. Preferred Stock and Common Stock

Preferred Stock

In December 2022 and January 2023, the Company issued a total of

200,000 shares of Series A Super Voting Preferred Stock (the “Series A Preferred Shares”) to an otherwise unaffiliated investor.

These 200,000 Series A Preferred Shares were cancelled for 100,000 each time, on June 27 and July 7, 2023, respectively

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

During the three months ended October 31, 2024 and 2023, the Company did not issue nor cancelled any shares.

In October 2022, the shareholders representing a majority of the Company's issued voting shares, as well as the Company's board of directors approved a reverse stock split whereby each 840 pre-split shares of common stock shall be exchanged for one post-split share of common stock. Concurrently with the reverse split, the Company has approved the decrease in its authorized shares of common stock from 5,000,000,000 shares with par value $0.00075 to 250,000,000 shares with par value $0.001. The Company has retroactively restated all share amounts to show the effects of the reverse split.

.

Note 5. Related Party Transactions

There were no reportable related party transactions during the three-month ended October 31, 2024 and 2023.

Note 6. Commitments and Contingencies

The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 7. Subsequent Events

Management evaluated all additional events through December 16, 2024, which is the date the financial statements were available to be issued. The Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

Background

Leopard Energy was incorporated on July 15, 2002, under the laws of the State of Nevada and engaged in a number of businesses until April 9, 2015, at which we merged with our wholly owned subsidiary Cyber Apps World Inc. and concurrently changed our name to Cyber Apps World Inc. At the time of the merger, we shifted our business focused to the development of mobile applications focusing on allowing users around the world to save money on products and services from member merchants and suppliers instantly with mobile coupons, using their desktops and/or mobile devices, including smartphones.

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

On August 23, 2023, JanBella Group sold the Series A Preferred Shares to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy is a publicly held British Columbia corporation based in Vancouver, B.C., engaged in energy production projects on three continents, whose shares are traded on the London Stock Exchange, Euronext Oslo and the Pink tier of the over-the-counter market maintained by OTC Markets Group, Inc.

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

Effective April 26, 2024, the Company changed its name to Leopard Energy, Inc.

Since completion of the change in control transaction in August 2023, Zenith Energy, our controlling stockholder, has provided $349,759 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

Results of Operations

	For the three months ended
	October 31, 2024	October 31, 2023
Revenues	1,923	-
Total operating expenses	(10,908)	(66,747)
Total other income (expense)	(63)	48,176
Net Loss	(9,048)	(18,571)

For the quarter ended October 31, 2024, we generated revenues of $1,923 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024.  The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

We had no revenues for the quarter ended October 31, 2023.

During the quarter ended October 31, 2024, the Company incurred operating expenses of $10,908, as compared to expenses of $66,747 during the quarter ended October 31, 2023. The majority of the expenses consisted of general and administrative expenses, which include professional services.

For the quarter ended October 31, 2024, we had a net loss of $9,048, primarily to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

Our net loss of $18,571 for the quarter ended October 31, 2023, consisted entirely of general and administrative expenses, net of the amount written-off in connection with the acquisition.

As of October 31, 2024, the Company had accumulated deficit of $(11,733,998) (October 31, 2023 - $(11,490,718)) and a working capital deficit of $(221,962). Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Liquidity and Capital Resources

	October 31, 2024	October 31, 2023
Cash	8,293	10,003
Deposits & prepayments	-	3,561
Total current assets	8,293	13,564

Non-current assets	39,280	-

Current liabilities (Accounts payable)	230,255	81,281
Non -current liabilities	-	-

As of October  31, 2024, our current assets consisted of $8,293 in cash, as compared to $10,003 in cash and deposits $3,561at October 31, 2023.  Non-current assets, consisting of the royalty interest acquired in the January 2024 Eagle Acquisition were $39,280 at October 31, 2024, as compared to nil at October 31, 2023.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. Zenith Energy, our controlling stockholder, has advised us that intends to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the three months ended
	October 31, 2024	October 31, 2023
Net cash (used in) operating activities	(22,139)	-

Net cash used in operating activities was due to the payment for operating expenses incurred and payment of accounts payable balance, only partially compensated by the revenues generated by the revenues generated from the royalty interest.

Cash Flows from Investing Activities

For the three months ended
	October 31, 2024	October 31, 2023
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities

	For the three months ended
	October 31, 2024	October 31, 2023
Net cash provided by financing activities	24,000	10,000

For the three-months ended October 31, 2024, Zenith Energy, our controlling stockholder, has provided $24,000 paid in capital in the form of payment made on behalf of the Company. For the three-months ended October 31, 2023, Zenith Energy has provided $10,000 paid in capital in cash.

Off – Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ report accompanying our July 31, 2024, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer ) and Luca Benedetto, our Chief Financial Officer  of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024, as amended, our Chief Executive Officer and President and Chief Financial Officer  concluded that our disclosure controls and procedures were not effective as of October 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEOPARD ENERGY, INC.

Date: December 16, 2024	By:	/s/ Luca Benedetto
Luca Benedetto Chief Financial Officer (Principal Financial and Accounting Officer)

