Form 10-Q
period 2025-01-31
Leopard Energy, Inc.
filed 2025-03-17
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

____________________________________________________________

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

1,272,917 shares of common stock are issued and outstanding as of March 14, 2025.

PART I FINANCIAL INFORMATION

As used in this Form 10-Q (this “Report”), and unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Leopard Energy, Inc. f/k/a Cyber Apps World Inc.

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

The results of operations for the three and six months ended January 31, 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2025 and July 31, 2024

	January 31,	July 31,
	2025 (Unaudited)	2024
	$	$
Current assets:
Cash	$9,718	$6,432
Total current assets	9,718	6,432
Other assets:
Royalty interests	39,280	39,280
Total other assets	39,280	39,280
Total Assets	$48,998	$45,712
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$235,920	$243,346
Total current liabilities	235,920	243,346
Total Liabilities	235,920	243,346
STOCKHOLDER’S EQUITY
Preferred stock: $0.001 par value, 10,000,000 share authorized, 100,000 shares issued and outstanding as of January 31, 2025 and July 31, 2024	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of January 31, 2025 and as of July 31, 2024, respectively	1,272	1,272
Additional paid in capital	11,569,959	11,525,944
Accumulated deficit	(11,758,253)	(11,724,950)
Total Stockholder’s Equity	(186,922)	(197,634)

Total Liabilities and Stockholder’s Equity	$48,998	$45,712

(The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and six months ended January 31, 2025 and 2024

	For the three months ended		For the six months ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenue	1,496	-	3,419	-

Cost of Revenue	-	-	-	-
Gross Income	1,496	-	3,419	-

General and administrative	(25,681)	(32,726)	(36,589)	(75,243)
Negotiating expenses	-	(1,235)	-	(25,465)
Total operating expenses	(25,681)	(33,961)	(36,589)	(100,708)

Operating loss	(24,185)	(33,961)	(33,170)	(100,708)

Other income (expense)
Gain from convertible notes write off			-	8,423
Gain from loan payable write off	-	-	-	13,134
Gain from Accounts payable write off	-	-	-	26,619
Financial expense	(70)	(3,025)	(133)	(3,025)
Total other income (expense)	(70)	(3,025)	(133)	45,151

Net income (loss)	(24,255)	(36,986)	(33,303)	(55,557)

Net income per share – basic and diluted	(0.02)	(0.03)	(0.03)	(0.04)
Weighted average shares outstanding – basic and diluted	1,272,917	1,272,917	1,272,917	1,272,917

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended January 31, 2025 and 2024

					Additional
	Common Stock		Preferred Stock		paid in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Issuance of Common Stock	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	266,444	-	266,444
Net Loss	-	-	-	-	-	(18,571)	(18,571)
Closing Balance as of October 31, 2023	1,272,917	1,272	100,000	100	11,421,629	(11,490,718)	(67,717)
Issuance of Common Stock	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	54,358	-	54,358
Net Loss	-	-	-	-	-	(36,986)	(36,986)
Closing Balance as of January 31, 2024	1,272,917	1,272	100,000	100	11,475,987	(11,527,704)	(50,345)

Opening balance as of July 31, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)
Issuance of Common Stock	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	24,000	-	24,000
Net Loss	-	-	-	-	-	(9,048)	(9,048)
Closing Balance as of October 31, 2024	1,272,917	1,272	100,000	100	11,549,944	(11,733,998)	(182,682)
Issuance of Common Stock	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	20,015	-	20,015
Net Loss	-	-	-	-	-	(24,255)	(24,255)
Closing Balance as of January 31, 2025	1,272,917	1,272	100,000	100	11,569,959	(11,758,253)	(186,922)

(The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended January 31, 2025 and 2024

	For the six months ended January 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities	$	$
Net loss for the period	(33,303)	(55,557)
Adjustments to reconcile net loss to cash used in operating activities:
Convertible Notes Write off	-	(8,423)
Loan Payable write off	-	(13,134)
Accounts payable write off	-	(26,619)
Change in operating assets and liabilities
Deposits & prepayments	-	(3,561)
Accounts payable and accrued liabilities	(7,426)	19,194
Due to parent-operating expenses	-	88,075
Net cash provided from (used in) operating activities	(40,729)	(25)

Cash flows from investing activities
Lavaca County Texas Producing Asset	-	(39,280)
Net cash used in investing activities	-	(39,280)
Cash flows from financing activities
Proceeds from additional paid in capital	44,015	45,000
Net cash provided by financing activities	44,015	45,000

Change in Cash	3,286	5,695
Cash – beginning of period	6,432	3
Cash – end of period	9,718	5,698

Non cash activities
Expenses payment made by shareholder on behalf of the Company as paid in capital	44,015	-

(The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended January 31, 2025 and 2024

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

As reflected in the accompanying unaudited interim financial statements for the six months ended January 31, 2025 and 2024, the Company incurred net loss of $33,303 and $55,557, respectively.

As of January 31, 2025, the Company had accumulated deficit of $11,758,253 and a working capital deficit of $226,202. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses. Management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. For the three and six months ended January 31, 2025, the Company generated revenues of $1,496 and $3,419 respectively, from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

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

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources: (1) cash generated from upcoming operations; (2) new bank loans, (3) financial support from the Company’s shareholder and related party. Based on the above analysis, management believes it is more likely than not that the Company can meet its obligations as they become due within one year from the reporting date and can continue as a going concern.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2024. There were no significant changes to these accounting policies during the six months ended January 31, 2025, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

	For the six months ended January 31,
	2025	2024
Numerator:
Net Loss	$(33,303)	$(55,557)
Net Loss – diluted	$(33,303)	$(55,557)

Denominator:
Basic and diluted weighted average shares outstanding	1,272,917	1,272,917

Net loss per common share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

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

During the six months ended January 31, 2025 and 2024, the Company did not issue nor cancelled any shares.

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

Note 5. Related Party Transactions

There were no reportable related party transactions during the six-month ended January 31, 2025 and 2024.

Note 6. Commitments and Contingencies

The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 7. Subsequent Events

Management evaluated all additional events through March 17, 2025, which is the date the financial statements were available to be issued. The Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

Effective April 26, 2024, the Company changed its name to Leopard Energy, Inc.

Since the completion of the change in control transaction in August 2023, Zenith Energy, our controlling stockholder, has provided $369,774 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

Results of Operations

	For the six months ended
	January 31, 2025	January 31, 2024
Revenues	3,419	-
Total operating expenses	(36,589)	(100,708)
Total other income (expense)	(133)	45,151
Net Loss	(33,303)	(55,557)

For the six months ended January 31, 2025, we generated revenues of $3,419 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

We had no revenues for the six months ended January 31, 2024.

During the six months ended January 31, 2025, the Company incurred operating expenses of $34,589, as compared to expenses of $100,708 during the six months ended January 31, 2024. The majority of the expenses consisted of general and administrative expenses, which mainly include professional services.

For the six months ended January 31, 2025, we had a net loss of $33,303, primarily to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

Our net loss of $55,557 for the six months ended January 31, 2024, consisted entirely of general and administrative expenses, net of the amount written-off in connection with the acquisition.

As of January 31, 2025, the Company had accumulated deficit of $(11,758,253) (January 31, 2025 - $(11,724,950) and a working capital deficit of $(226,202). Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Liquidity and Capital Resources

	January 31, 2025	July 31, 2024
Cash	9,718	6,432
Total current assets	9,718	6,432

Non-current assets	39,280	39,280

Current liabilities (Accounts payable)	235,920	243,346
Non -current liabilities	-	-

As of January 31, 2025, our current assets consisted of $9,718 in cash, as compared to $6,432 at July 31, 2024,   Non-current assets, consisting of the royalty interest acquired in the January 2024 (Eagle Acquisition), were $39,280 as at January 31, 2025 and July 31, 2024.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. Zenith Energy, our controlling stockholder, has advised us that intends to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the six months ended
	January 31, 2025	January 31, 2024
Net cash (used in) operating activities	(40,729)	(25)

Net cash used in operating activities was due to the payment for operating expenses incurred and payment of accounts payable balance, only partially compensated by the revenues generated by the revenues generated from the royalty interest.

Cash Flows from Investing Activities

	For the six months ended
	January 31, 2025	January 31, 2024
Net cash provided by investing activities	-	(39,280)

Cash Flows from Financing Activities

	For the six months ended
	January 31, 2025	January 31, 2024
Net cash provided by financing activities	44,015	45,000

For the six-months ended January 31, 2025, Zenith Energy, our controlling stockholder, has provided $44,015 paid in capital in the form of payment made on behalf of the Company. For the six-months ended January 31, 2024, Zenith Energy has provided $45,000 paid in capital in cash.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer, and Luca Benedetto, our Chief Financial Officer  of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024, as amended, our Chief Executive Officer and Chief Financial Officer  concluded that our disclosure controls and procedures were not effective as of January 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEOPARD ENERGY, INC.

Date: March 17, 2025	By:	/s/ Luca Benedetto
Luca Benedetto Chief Financial Officer (Principal Financial and Accounting Officer)

