Form 10-Q
period 2025-04-30
Leopard Energy, Inc.
filed 2025-06-13
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

1,272,917 shares of common stock are issued and outstanding as of June 12, 2025.

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

The results of operations for the three and nine months ended April 30, 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

LEOPARD ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 30, 2025 and July 31, 2024

	April 30,
	2025 (Unaudited)	July 31, 2024
	$	$
Current assets:
Cash	$10,986	$6,432
Total current assets	10,986	6,432
Other assets:
Royalty Interest	39,280	39,280
Total other assets	39,280	39,280
Total Assets	$50,266	$45,712
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$145,516	$243,346
Total current liabilities	145,516	243,346
Total Liabilities	145,516	243,346
STOCKHOLDER’S EQUITY
Preferred stock: $0.001 par value, 10,000,000 share authorized, 100,000 shares issued and outstanding as of April 30, 2025 and July 31, 2024	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of April 30, 2025 and as of July 31, 2024, respectively	1,272	1,272
Additional paid in capital	11,575,459	11,525,944
Accumulated deficit	(11,672,081)	(11,724,950)
Total Stockholder’s Equity	(95,250)	(197,634)

Total Liabilities and Stockholder’s Equity	$50,266	$45,712

(The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and nine months ended April 30, 2025 and 2024

	For the three months ended		For the nine months ended
	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenue	1,333	2,014	4,752	2,014

Cost of Revenue	-	-	-	-
Gross Income	1,333	2,014	4,752	2,014

General and administrative	(6,167)	(137,756)	(42,756)	(212,999)
Negotiating expenses	-	(8,487)	-	(33,952)
Total operating expenses	(6,167)	(146,243)	(42,756)	(246,951)

Operating profit (loss)	(4,834)	(144,229)	(38,004)	(244,937)

Other income (expense)
Gain from convertible notes write off	-	-	-	8,423
Gain from loan payable write off	-	-	-	13,134
Gain from Accounts payable write off	91,071	-	91,071	26,619
Financial expense	(65)	(161)	(198)	(3,186)
Total other income (expense)	91,006	(161)	90,873	44,990

Net income (loss)	86,172	(144,390)	52,869	(199,947)

Net income per share – basic and diluted	0.07	(0.11)	0.04	(0.16)
Weighted average shares outstanding – basic and diluted	1,272,917	1,272,917	1,272,917	1,272,917

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three and nine months ended April 30, 2025 and 2024

	Common Stock		Preferred Stock		Additional
	Number	Par Value	Number	Par Value	paid in Capital	Accumulated Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital	-	-	-	-	266,444	-	266,444
Net Profit	-	-	-	-	-	(18,571)	(18,571)
Closing Balance as of October 31, 2023	1,272,917	1,272	100,000	100	11,421,629	(11,490,718)	(67,717)
Additional paid in capital	-	-	-	-	54,358	-	54,358
Net Profit	-	-	-	-	-	(36,986)	(36,986)
Closing Balance as of January 31, 2024	1,272,917	1,272	100,000	100	11,475,987	(11,527,704)	(50,345)
Additional paid in capital	-	-	-	-	31,523	-	31,523
Net Profit	-	-	-	-	-	(144,390)	(144,390)
Closing Balance as of April 30, 2024	1,272,917	1,272	100,000	100	11,507,510	(11,672,094)	(163,212)

Opening balance as of July 31, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)
Additional paid in capital	-	-	-	-	24,000	-	24,000
Net Profit	-	-	-	-	-	(9,048)	(9,048)
Closing Balance as of October 31, 2024	1,272,917	1,272	100,000	100	11,549,944	(11,733,998)	(182,682)
Additional paid in capital	-	-	-	-	20,015	-	20,015
Net Profit	-	-	-	-	-	(24,255)	(24,255)
Closing Balance as of January 31, 2025	1,272,917	1,272	100,000	100	11,569,959	(11,758,253)	(186,922)
Additional paid in capital	-	-	-	-	5,500	-	5,500
Net Profit	-	-	-	-	-	86,172	86,172
Closing Balance as of April 30, 2025	1,272,917	1,272	100,000	100	11,575,459	(11,672,081)	(95,250)

(The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended April 30, 2025 and 2024

	For the nine months ended April, 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities	$	$
Net Income (loss) for the period	52,869	(199,947)
Adjustments to reconcile net loss to cash used in operating activities:
Convertible Notes Write off	-	(8,423)
Loan Payable write off	-	(13,134)
Accounts payable write off	(91,071)	(26,619)
Change in operating assets and liabilities
Deposits & prepayments	-	(3,561)
Accounts payable and accrued liabilities	(6,759)	128,414
Due to parent-operating expenses	-	119,598
Net cash provided from (used in) operating activities	(44,961)	(3,672)

Cash flows from investing activities
Eagle Acquisition	-	(39,280)
Net cash used in investing activities	-	(39,280)

Cash flows from financing activities
Proceeds from additional paid in capital	49,515	45,000
Net cash provided by financing activities	49,515	45,000

Change in Cash	4,554	2,048
Cash – beginning of period	6,432	3
Cash – end of period	10,986	2,051

Non cash activities
Expenses payment made by shareholder on behalf of the Company as paid in capital	49,515	45,000

(The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended April 30, 2025 and 2024

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

As reflected in the accompanying unaudited interim financial statements for the nine months ended April 30, 2025 and 2024, the Company incurred a profit of $52,869 and a net loss of $199,947, respectively.

As of April 30, 2025, the Company had accumulated deficit of $11,672,081 and a working capital deficit of $134,530. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses. Management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. For the three and nine months ended April 30, 2025, the Company generated revenues of $1,333 and $4,752 respectively, from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

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

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $355,258 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2024. There were no significant changes to these accounting policies during the nine months ended April 30, 2025, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

	For the nine months ended April 30,
	2025	2024
Numerator:
Net profit (loss)	$52,869	$(199,947)
Net profit (loss) – diluted	$52,869	$(199,947)

Denominator:
Basic and diluted weighted average shares outstanding	1,272,917	1,272,917

Net profit (loss) per common share:
Basic	$0.04	$(0.16)
Diluted	$0.04	$(0.16)

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the Company’s year ending December 31, 2023. This ASU is currently not expected to have a material impact on the Company’s financial statements.

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

During the nine months ended April 30, 2025 and 2024, the Company did not issue nor cancelled any shares.

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

Note 5. Related Party Transactions

There were no reportable related party transactions during the nine-month ended April 30, 2025 and 2024.

Note 6. Commitments and Contingencies

The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 7. Subsequent Events

Management evaluated all additional events through June 12, 2025, which is the date the financial statements were available to be issued. The Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

Effective April 26, 2024, the Company changed its name to Leopard Energy, Inc.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $375,274 capital in the form of payment made on behalf of the Company. Zenith Energy has indicated that intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

Results of Operations

	For the nine months ended
	April 30, 2025	April 30, 2024
Revenues	4,752	2,014
Total operating expenses	(42,756)	(246,951)
Total other income	90,873	44,990
Net Income(Loss)	52,869	(199,947)

	For the three months ended
	April 30, 2025	April 30, 2024
Revenues	1,333	2,014
Total operating expenses	(6,167)	(146,243)
Total other income	91,006	(161)
Net Income(Loss)	86,172	(144,390)

For the three and  nine months ended April 30, 2025, we generated revenues of $1,333 and $4,752 respectively from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

For the three and  nine months ended April 30, 2024, we generated revenues of $2,014.

The Operating expenses for the three and nine months ended April 30, 2025, are $6,167 and $42,756 respectively.

During the three and nine months ended April 30, 2024, the Company incurred operating expenses of $146,243 and  $246,951 respectively. The majority of the expenses consisted of general and administrative expenses, which mainly include professional services.

For the three and nine months ended April 30, 2025, we had a profit of $ 86,172 and $52,869 respectively, primarily due to the amount of USD 91,071 written off in connection with an agreement with a Consultant to immediately settle all the outstanding invoices for discounted balance. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

For the three and nine months ended April 30, 2024, we had a net loss of $ 144,390 and $ 199,947 respectively, consisted entirely of general and administrative expenses, net of the amount written-off in connection with the acquisition.

As of April 30, 2025, the Company had accumulated deficit of $11,672,081and a working capital deficit of $(134,530). Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Liquidity and Capital Resources

	April 30, 2025	July 31, 2024
Cash	10,986	6,432
Total current assets	10,986	6,432

Non-current assets	39,280	39,280

Current liabilities (Accounts payable)	145,516	243,346
Non -current liabilities	-	-

As of April 30, 2025, our current assets consisted of $10,986 in cash, as compared to $6,432 at July 31, 2024,   Non-current assets, consisting of the royalty interest acquired in the January 2024 (Eagle Acquisition), were $39,280 as at April 30, 2025 and July 31, 2024.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. Zenith Energy, our controlling stockholder, has advised us that intends to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the nine months ended
	April 30, 2025	April 30, 2024
Net cash (used in) operating activities	(44,961)	(3,672)

Net cash used in operating activities was due to the payment for operating expenses incurred and payment of accounts payable balance, only partially compensated by the revenues generated by the revenues generated from the royalty interest.

Cash Flows from Investing Activities

	For the nine months ended
	April 30, 2025	April 30, 2024
Net cash provided by investing activities	-	(39,280)

Cash Flows from Financing Activities

	For the nine months ended
	April 30, 2025	April 30, 2024
Net cash provided by financing activities	49,515	45,000

For the nine-months ended April 30, 2025, Zenith Energy, our controlling stockholder, has provided $49,515 paid in capital in the form of payment made on behalf of the Company. For the nine-months ended April 30, 2024, Zenith Energy has provided $45,000 paid in capital in cash.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer, and Luca Benedetto, our Chief Financial Officer  of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024, as amended, our Chief Executive Officer and Chief Financial Officer  concluded that our disclosure controls and procedures were not effective as of April 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEOPARD ENERGY, INC.

Date: June 13, 2025	By:	/s/ Luca Benedetto
Luca Benedetto Chief Financial Officer (Principal Financial and Accounting Officer)

