Form 10-K
period 2025-07-31
Leopard Energy, Inc.
filed 2025-10-21
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2025 was $168,182 based on the closing price of the issuer's common stock on January 31, 2025, the last business day of the registrant's most recently completed second fiscal quarter.,

1,272,917 shares of common stock are issued and outstanding as of October 20, 2025.

Leopard Energy, Inc.

Annual Report on Form 10-K for the Year ended July 31, 2025

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

Effective April 26, 2024, the Company changed its name to Leopard Energy, Inc.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $388,008 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

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

Results of Operations

	For the year ended July,
	2025 ($)	2024 ($)
Revenues	5,974	4,429
General and administrative expenses	64,922	287,168
Operating profit/ (loss)	(58,948)	(282,739)
Total other income (expense)	90,783	29,936
Net profit/ (loss)	31,835	(252,803)

For the year ended July 31, 2025, we generated revenues of $5,974 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024.  The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

The Company’s general and administrative expenses for the year ended July 31, 2025, totaled $64,922, representing a decrease of $222,246 compared to $287,168 for the year ended July 31, 2024. The primary reason for the decrease was a significant reduction in consulting expenses. In the year ended 2024, consulting expenses were primarily related to the shareholder and business transfer process, which included services for advisory on oil and gas operations, initial business operations, and other professional services. As the transfer and name change was completed, these consulting fees were no longer incurred in the year ended 2025. In addition, legal fees associated with general corporate and securities matters, such as SEC investigation did not recur in the year ended 2025. Furthermore, the accounting and bookkeeping services from third party were no longer rendered in the year ended 2025.

For the year ended July 31, 2025, we had a net profit of $31,835 due to the revenues and the positive result in the extinguishment of account payables. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced to its credit.

For the year ended July 31, 2024, we generated revenues of $4,429 from the royalty interest we acquired in the Eagle Acquisition.

During the fiscal year ended July 31, 2024, the Company incurred operating expenses of $287,168, The majority of the expenses consisted of general and administrative expenses, which includes professional services.

For the year ended July 31, 2024, we had a net loss of $252,803, primarily to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced to its credit.

Liquidity and Capital Resources

	At July 31, 2025 ($)	At July 31, 2024 ($)
Cash	12,118	6,432
Total current assets	12,118	6,432

Non-current assets	39,280	39,280

Current liabilities (Accounts payable)	134,932	243,346

As of July 31, 2025, our current assets consisted of $12,118 in cash, as compared to $6,432 in cash at July 31, 2024 and deposits $12,115, as compared to $ 6,429 at July 31, 2024 As at the year ended July 31, 2025.

Cash Flows from Operating Activities

	For the year ended July 31,
	2025 ($)	2024 ($)
Net cash provided from (used in) operating activities	(76,579)	(154,323)

For the fiscal year ended July 31, 2025, net cash used in operating activities was $76,579, consisting of our net profit for the period of $31,835 and decreased by the accounts payable of $17,343, and increased by settlement of account payable of $91,071.

For the fiscal year ended July 31, 2024, net cash used in operating activities was $154,323, consisting of our net loss for the period of $252,803, increased by the accounts payable of $131,656 and decreased by an extinguishment of convertible notes of $8,423, an extinguishment of debt of $13,134, and a settlement of accounts payable of $11,619.

Cash Flows from Investing Activities

	For the year ended July 31,
	2025 ($)	2024 ($)
Net cash provided by (used in) investing activities	-	(39,280)

For the fiscal year ended July 31, 2024, we invested $39,280, for the acquisition of the 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas.

Cash Flows from Financing Activities

	For the year ended July 31,
	2025 ($)	2024 ($)
Net cash provided by (used in) financing activities	82,265	200,032

For the fiscal year ended July 31, 2025, net cash from investing activities was $82,265, due to additional paid in capital provided by Zenith Energy, our controlling stockholder. For the fiscal year ended July 31, 2024, net cash from financing activities was $200,032.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $388,008 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing

Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of July 31, 2025, we have incurred losses of $11,693,115. In addition, as of July 31, 2025 our current liabilities exceed our current assets by $122,814. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. In addition, Zenith Energy, our controlling stockholder, has advised us that intends to provide the Company with working capital to fund operations and acquisitions, pending receipt of additional funding.

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
Leopard Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Leopard Energy, Inc and its Subsidiaries (collectively, “the Company”) as of July 31, 2025, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended July 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025, and the results of its operations and its cash flows for the year ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses during the years ended July 31, 2025 and 2024. As of July 31, 2025, the Company had a working capital deficit.  Accordingly, these factors give rise to substantial doubt that the Company will be able to continue as a going concern. Management closely monitors the Company’s financial position and has prepared a plan that is found in Note 1 that addresses this substantial doubt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Mateo, California

October 20, 2025

LEOPARD ENERGY, INC.
Consolidated Balance Sheets
	As of July 31,
	2025	2024
ASSETS	$	$
Current assets:
Cash	$12,118	$6,432
Total current assets	12,118	6,432

Royalty interests	39,280	39,280
Total Assets	$51,398	$45,712
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$134,932	$243,346
Total current liabilities	134,932	243,346

Total non-current liabilities	-
Total Liabilities	134,932	243,346
Stockholder’s deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of July 31, 2025 and 2024	100	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,272,917 issued and outstanding as of July 31, 2025 and 2024, respectively	1,272	1,272
Additional paid in capital	11,608,209	11,525,944
Accumulated deficit	(11,693,115)	(11,724,950)
Total Stockholder’s Deficit	(83,534)	(197,634)

Total Liabilities and Stockholder’s Deficit	$51,398	$45,712

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.
Consolidated Statements of Operations
	For the Years Ended July 31,
	2025	2024
	$	$
Revenue	$5,974	$4,429

Cost of revenue	-	-
Gross Income	5,974	4,429

General and administrative	(64,922)	(287,168)
Total operating expenses	(64,922)	(287,168)

Operating loss	(58,948)	(282,739)

Other income (expense)
Gain on extinguishment of convertible notes	-	8,423
Gain on extinguishment of debt	-	13,134
Gain on settlement of accounts payable	91,071	11,619
Financial expense	(288)	(3,240)
Total other income	90,783	29,936

Net profit/(loss)	31,835	(252,803)

Basic net profit/(loss) per common share	0.03	(0.20)
Diluted net profit/(loss) per common share	0.03	(0.20)
Basic weighted average common shares outstanding	1,272,917	1,272,917

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.
Consolidated Statements of Changes in Shareholder’s Deficit

					Additional
	Common Stock		Preferred Stock		paid in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of August 1, 2023	1,272,917	1,272	100,000	100	11,155,185	(11,472,147)	(315,590)
Additional paid in capital					370,759		370,759
Net Loss						(252,803)	(252,803)
Closing Balance as of July 31, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)

Opening balance as of August 1, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)
Additional paid in capital					82,265		82,265
Net Profit						31,835	31,835
Closing Balance as of July 31, 2025	1,272,917	1,272	100,000	100	11,608,209	(11,693,115)	(83,534)

The accompanying notes are an integral part of these consolidated financial statements,

LEOPARD ENERGY, INC.
Consolidated Statements of Cash Flows
	For the Years Ended July 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net profit/(loss)	31,835	(252,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Extinguishment of convertible notes	-	(8,423)
Extinguishment of debt	-	(13,134)
Settlement of accounts payable	(91,071)	(11,619)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(17,343)	131,656
Net cash used in operating activities	(76,579)	(154,323)

Cash flows from investing activities:
Royal interest acquisition	-	(39,280)
Net cash used in investing activities	-	(39,280)

Cash flows from financing activities:
Convertible notes repayment	-	(170,727)
Proceeds provided by additional paid in capital	82,265	370,759
Net cash from financing activities	82,265	200,032

Net change in cash	5,686	6,429
Cash at beginning of year	6,432	3

Cash at end of year	12,118	6,432

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2025

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

Name of Entity	Incorporation Date	Background	Ownership	Principal activities
Leopard Energy, Inc (f/k/a Cyber Apps World Inc.)	July 15, 2002	US Company	Parent Company	Holding Company
Zena Oil & Gas LLC	June 21, 2023	US Company	100% Owned	Oil production and related investments

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

On August 23, 2023, the original shareholder JanBella Group sold the Series A Preferred Shares to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy is a British Columbia corporation based in Vancouver, B.C., engaged in energy production projects on three continents, whose shares are traded on the London Stock Exchange and Euronext Oslo. In connection with the share and purchase agreement, it was agreed between the parties that part of the purchase price paid by Zenith would be used by JanBella to settle some outstanding liabilities of Leopard Energy, as it happened. Along with the transition of interest, certain debtors agreed to partially settle their debt due from the company upon partial payment made by JanBella.

 This resulted in the following gain from extinguishment and settlement of liabilities, recognized in the consolidated financial statements for the year ended July 31, 2024.

•	Extinguishment of convertible notes	$8,423
•	Extinguishment of debt	$13,134
•	Settlement of account payable	$11,619

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

As reflected in the accompanying audited consolidated financial statements, the Company had a profit of $31,835 and  a loss of $252,803  during the fiscal year ended July 31, 2025 and 2024, respectively. As of July 31, 2025, the Company had accumulated deficit of $11,693,115 and a working capital deficit of $122,814. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $388,008 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources: (1) cash generated from upcoming operations; (2) new bank loans, (3) financial support from the Company’s shareholder and related party. Based on the above analysis, management believes it is more likely than not that the Company can meet its obligations as they become due within one year from the reporting date and can continue as a going concern.

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

Impairment of Long-Lived assets

The Company reviews its Long-Lived assets for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets.” An impairment exists when the carrying amount of long-lived assets is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related netbook value. As at the year ended July 31, 2025, the Company identified that the fair value of the long-lived assets exceeds the carrying value; therefore, there is no impairment of the assets.

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

Royalty interests acquired are carried at the lower of cost or fair value. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the royalty interest exceeds its estimated fair value. There was no depletion expense for the year ended July 31, 2025.

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

The Company is operating in royal interests’ investment in oil and gas production industry and generate revenue from royalty interest distribution. The Company owns a royalty interest in wells production and is entitled with portion of revenue share without having to incur the operational expenses associated with extracting or producing the resource.

Well operating royalty interests distribution is reported point in time and net of production taxes when the drip condensate, crude oil, gas and plant products are produced from the respective well by the well operator, the operator distributes the Company’s share of interests according to agreed proportion. Royalty interest payments are generally received in the subsequent month of the production made.

During the financial year ended July 31, 2025 and 2024, the Company recognizes monthly revenues from the investment in the 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “Eagle Acquisition”), acquired on January 17, 2024, that resulted in a yearly amount of $5,974 and $4,429 respectively.

Basic and Diluted Net Income(Loss)Per Common Share

The Company reports earnings per share in accordance with FASB ASC 260 "Earnings per share". The Company's basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company's outstanding convertible notes are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. The calculation of weighted average shares outstanding for basic and diluted net income(loss) per share assumes that the shares have been outstanding for the entire period presented.

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing profit bear by common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.

Basic and diluted income per share have been calculated in accordance with ASC 260 on computation of income per share for each of the fiscal years ended July 31, 2025 and 2024 are calculated as follows:

	Year Ended
	July 31,
	2025	2024
Numerator:
Net Profit/(Loss) contributed to common shareholders-basic and diluted	$31,835	$(252,803)

Denominator:
Weighted average common shares outstanding-basic and diluted	1,272,917	1,272,917
Net Profit(loss) per common share:
Basic	$0.03	$(0.20)
Diluted	$0.03	$(0.20)

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

Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major clients in financial statements for details on the Company’s business segments. The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources, and assessing performance. The Company’s CODM has been identified as the CEO, who reviews consolidated results when making decisions about allocating resources and assessing the performance of the Company. Based on the management’s assessment, the Company determined that it has only one operating segment and therefore one reportable segment as defined by ASC 280. The Company’s assets are substantially all located in the PRC and substantially all of the Company’s revenue and expenses are derived in the PRC. Therefore, no geographical segments are presented. Please refer to “Note 8 — Segment Reporting” for the Company’s segment reporting.

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

Note 3. Accounts Payable

During the financial year ended, the Company agreed a liabilities settlement discount with a consulting firm to settle the payable balance, and resulted in a $91,071 gain recognition from extinguishment and settlement of liabilities for the year ended July 31, 2025.

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

During the year-ended July 31, 2025 and 2024, the Company did not issue nor cancelled any share.

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

Note 5. Income Taxes

As of July 31, 2025, the Company has deferred tax assets as a result of the net operating losses incurred from inception and non-current asset impairment loss. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 2 equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Significant components of the Company’s deferred tax assets and as follows as of July 31:

	2025	2024
	$	$
Deferred tax assets:
Impairment of royal interests		-
Net operating loss carryforwards	2,446,660	2,462,240
Total deferred tax assets	2,446,660	2,462,240
Valuation allowance	(2,446,660)	(2,462,240)

Deferred tax assets and the corresponding valuation allowances amounted to approximately $2.45 million and $2.46 million as of July 31, 2025 and 2024, respectively.

The income tax provision for the year ended July 31, 2025 and 2024 consists of the following:

	2025	2024
Federal
Current	$-	$-
Deferred	3,272	(53,089)
Change in valuation allowance	(3,272)	53,089
Income tax provision	$-	$-

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting profit(loss), and the income tax net expense included in the consolidated statements of operations for the years ended July 31, 2025 and 2024 is as follows,

	2025	2024
Tax at federal statutory rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Effective tax rate	0%	0%

Note 6. Related Party Transactions

There were no reportable related party transactions and balance during the years and then ended July 31, 2025 and 2024.

Note 7. Commitments and Contingencies

The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations. The Company has no other commitments as of July 31, 2025.

Note 8.  Segment Reporting

The Company operates as one operating and reportable segment and its sole business activity consists of generating revenue from royalty interest distribution from royalty interest in Oil wells.

The accounting policies of the segment are the same as those described in “Note 2 — Summary of Significant Accounting Policies.” The Company’s CODM uses net income (loss) to measure segment profit or loss and assesses performance against expectations to make resource allocation decisions.

Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company’s operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations. These significant segment expenses mainly include general and administrative. Other segment items that are presented on the consolidated statements of operations include other income, other expenses, and income tax benefits (expenses).

Note 9. Subsequent Events

Management evaluated all additional events through October 20, 2025, which is the date the financial statements were available to be issued. Based upon this audit, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting as set forth below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of July 31, 2025, our chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2025

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Executive officers are appointed by the board and serve at their pleasure.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our executive officers and directors (including those of our subsidiaries) has:

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

Item 11. Executive Compensation.

During the fiscal years ended July 31, 2025 and 2024, there was no compensation paid by the Company to its our senior management, including the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $388,008 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

Except with respect to the foregoing, during the fiscal years ended July 31, 2025 and July 31, 2024, the Company has not engaged in any transaction with any executive officer, director or 5% or greater stockholder, in which they had or will have a direct or indirect material interest exceeding $120,000, nor is any such transaction currently proposed or contemplated.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal years ended July 31, 2025 and July 31, 2024, our independent registered public accounting firms were WWC, Professional Corporation Certified Public Accountants, PCAOB ID: 1171.

The aggregate fees billed by for professional services rendered for the audit and review of our financial statements for the fiscal years ended July 31, 2025 and July 31, 2024, were $29,000 and $31,800, respectively.

Tax Fees

There have been no tax fees billed by our independent registered public accounting firms in the fiscal years ended July 31, 2025 and July 31, 2024.

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
Date: October 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrea Cattaneo	Chief Executive Officer and Director	October 20, 2025
Andrea Cattaneo	(Principal Executive Officer)

/s/ Luca Benedetto	Chief Financial Officer	October 20, 2025
Luca Benedetto	(Principal Financial and Accounting Officer)

/s/ Dario Sodero	Director	October 20, 2025
Dario Sodero

