Form 10-Q
period 2025-10-31
Leopard Energy, Inc.
filed 2025-12-12
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

1,272,917 shares of common stock are issued and outstanding as of December 10, 2025.

PART I FINANCIAL INFORMATION

As used in this Form 10-Q (this “Report”), and unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Leopard Energy, Inc. f/k/a Cyber Apps World Inc

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2025 and July 31, 2025

	October 31,	July 31,
	2025	2025
	$	$
Current assets:
Cash	$13,181	$12,118
Total current assets	13,181	12,118
Other assets:
Royalty interests	39,280	39,280
Total other assets	39,280	39,280
Total Assets	$52,461	$51,398
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$118,348	$134,932
Total current liabilities	118,348	134,932
Total Liabilities	118,348	134,932
STOCKHOLDER’S DEFICIT
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of October 31, 2025 and July 31, 2025	100	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,272,917 October 31, 2025 and July 31, 2025, respectively	1,272	1,272
Additional paid in capital	11,628,209	11,608,209
Accumulated deficit	(11,695,468)	(11,693,115)
Total Stockholder’s Deficit	(65,887)	(83,534)

Total Liabilities and Stockholder’s Deficit	$52,461	$51,398

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three month period ended October 31, 2025	For the three month period ended October 31, 2024
	$	$
Net Sales	$1,153	$1,923

Cost of Goods Sold	-	-
Gross Income	1,153	1,923

General and administrative	(3,416)	(10,908)
Negotiating expenses	-	-
Total operating expenses	(3,416)	(10,908)

Operating loss	(2,263)	(8,985)

Other income (expense)
Financial expense	(90)	(63)
Total other income (expense)	(90)	(63)

Net loss	(2,353)	(9,048)

Basic net loss per common share	(0.00)	(0.01)
Diluted net loss per common share	(0.00)	(0.01)
Basic weighted average common shares outstanding	1,272,917	1,272,917

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three-months ended October 31, 2025 and 2024

	Common Stock		Preferred Stock		Additional
	Number	Par Value	Number	Par Value	paid in Capital	Accumulated Deficit	Total
	$	$	$	$	$	$	$
Opening balance as of July 31, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)
Issuance of Common Stock	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	24,000	-	24,000
Net Profit	-	-	-	-	-	(9,048)	(9,048)
Closing Balance as of October 31, 2024	1,272,917	1,272	100,000	100	11,549,944	(11,733,998)	(182,682)

Opening balance as of July 31, 2025	1,272,917	1,272	100,000	100	11,608,209	(11,693,115)	(83,534)
Issuance of Common Stock	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	20,000	-	20,000
Net Profit	-	-	-	-	-	(2,353)	(2,353)
Closing Balance as of October 31, 2025	1,272,917	1,272	100,000	100	11,628,209	(11,695,468)	(65,887)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month period ended October 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss	(2,353)	(9,048)
Accounts payable and accrued expenses	(16,584)	(13,091)
Net cash used in operating activities	(18,937)	(22,139)

Cash flows from investing activities:
Net cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds provided by additional paid in capital	20,000	24,000
Net cash from financing activities	20,000	24,000

Net change in cash	1,063	1,861
Cash at beginning of period	12,118	6,432

Cash at end of period	13,181	8,293

Non cash activities
Expenses payment made by shareholder on behalf of the Company	20,000	24,000

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2025. There were no significant changes to these accounting policies during the three months ended October 31, 2025, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of Leopard Energy, Inc, (formerly known as Cyber Apps World Inc.) (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of The Company for the year ended July 31, 2025. In particular, the Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending July 31, 2026.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed financial statements for the three months ended October 31, 2025 and 2024, the Company incurred net loss of $2,353 and $9,048, respectively .

For the quarter ended October 31, 2025, we generated revenues of $1,153 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024.  The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

During the quarter ended October 31, 2025, the Company incurred operating expenses of $3,416. The majority of the expenses consisted of general and administrative expenses, which include professional services.

For the quarter ended October 31, 2025, we had a net loss of $2,353, primarily to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

For the quarter ended October 31, 2024, we generated revenues of $1,923 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024.  The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

During the quarter ended October 31, 2024, the Company incurred operating expenses of $10,908. The majority of the expenses consisted of general and administrative expenses, which include professional services.

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

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $408,008 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources: (1) cash generated from upcoming operations; (2) new bank loans, (3) financial support from the Company’s shareholder and related party. Based on the above analysis, management believes it is more likely than not that the Company can meet its obligations as they become due within one year from the reporting date and can continue as a going concern.

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2025. There were no significant changes to these accounting policies during the three months ended October 31, 2025, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Note 4. Common Stock

Common Stock

During the three months ended October 31, 2025 and 2024, the Company did not issue nor cancelled any share.

Note 5. Related Party Transactions

There were no reportable related party transactions during the three-month ended October 31, 2025 and 2024.

Note 6. Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations.

Note 7. Subsequent Events

Management evaluated all additional events through December 11, 2025, which is the date the financial statements were available to be issued. Based upon this audit, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

Effective April 26, 2024, the Company changed its name in Leopard Energy, Inc.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $408,008 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

Results of Operations

	For the three months ended
	October 31, 2025	October 31, 2024
Net income (loss)	(2,353)	(9,048)
Total operating expenses	(3,416)	(10,908)
Total other income (expense)	(90)	(63)

As reflected in the accompanying unaudited condensed financial statements for the three months ended October 31, 2025 and 2024, the Company incurred net loss of $2,353 and $9,048, respectively.

For the quarter ended October 31, 2025, we generated revenues of $1,153 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024.  The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

During the quarter ended October 31, 2025, the Company incurred operating expenses of $3,416. The majority of the expenses consisted of general and administrative expenses, which include professional services.

For the quarter ended October 31, 2025, we had a net loss of $2,353, primarily to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

For the quarter ended October 31, 2024, we generated revenues of $1,923 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024.  The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

During the quarter ended October 31, 2024, the Company incurred operating expenses of $10,908. The majority of the expenses consisted of general and administrative expenses, which include professional services.

For the quarter ended October 31, 2024, we had a net loss of $9,048, primarily to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

As of October 31, 2025, the Company had accumulated deficit of $11,695,468   (As of October 31, 2024, a deficit of   $11,733,998) and a working capital deficit of $105,167. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Liquidity and Capital Resources

	October 31, 2025	July 31, 2025
Cash	13,181	12,118
Deposits & prepayments	-	-
Total current assets	13,181	12,118

Non-current assets	39,280	39,280

Current liabilities (Accounts payable)	118,348	134,932
Non -current liabilities	-	-

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. Zenith Energy, our controlling stockholder, has advised us that intends to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the three months ended
	October 31, 2025	October 31, 2024
Net cash provided from (used in) operating activities	(18,937)	(22,139)

Cash Flows from Investing Activities

For the three months ended
	October 31, 2025	October 31, 2024
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities

	For the three months ended
	October 31, 2025	October 31, 2024
Net cash provided by (used in) financing activities	20,000	24,000

Off – Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ report accompanying our July 31, 2025, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer ) and Luca Benedetto, our Chief Financial Officer  of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025, as amended, our Chief Executive Officer and President and Chief Financial Officer  concluded that our disclosure controls and procedures were not effective as of October 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEOPARD ENERGY, INC.

Date: December 12, 2025	By:	/s/ Luca Benedetto
Luca Benedetto Chief Financial Officer (Principal Financial and Accounting Officer)

