Form 10-Q
period 2026-04-30
Leopard Energy, Inc.
filed 2026-06-09
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

1,272,917 shares of common stock are issued and outstanding as of June 9, 2026.

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

The results of operations for the three and nine months ended April 30, 2026, are not necessarily indicative of the results for the entire fiscal year or for any other period.

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of April 30, 2026 and July 31, 2025

	April 30,	July 31,
	2026 (Unaudited)	2025
	$	$
Current assets:
Cash	$15,652	$12,118
Total current assets	15,652	12,118
Other assets:
Royalty interests	39,280	39,280
Total other assets	39,280	39,280
Total Assets	$54,932	$51,398
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$117,932	$134,932
Total current liabilities	117,932	134,932
Total Liabilities	117,932	134,932
STOCKHOLDER’S EQUITY
Preferred stock: $0.001 par value, 10,000,000 share authorized, 100,000 shares issued and outstanding as of April 30, 2026 and July 31, 2025	100	100
Common stock: $0.001 par value, 250,000,000 authorized, 1,272,917 issued and outstanding as of April 30, 2026 and as of July 31, 2025, respectively	1,272	1,272
Additional paid in capital	11,637,709	11,608,209
Accumulated deficit	(11,702,081)	(11,693,115)
Total Stockholder’s Equity	(63,000)	(83,534)

Total Liabilities and Stockholder’s Equity	$54,932	$51,398

(The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and nine months ended April 30, 2026 and 2025

	For the three months ended		For the nine months ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Revenue	1,715	1,333	3,804	4,752

Cost of Revenue	-	-	-	-
Gross Income	1,715	1,333	3,804	4,752

General and administrative	(4,167)	(6,167)	(12,500)	(42,756)
Negotiating expenses	-	-	-	-
Total operating expenses	(4,167)	(6,167)	(12,500)	(42,756)

Operating loss	(2,452)	(4,834)	(8,696)	(38,004)

Gain from Accounts payable write off	-	91,071	-	91,071
Financial expense	(90)	(65)	(270)	(198)
Total other income (expense)	(90)	91,006	(270)	90,873

Net profit/(loss)	(2,542)	86,172	(8,966)	52,869

Net income per share – basic and diluted	(0.00)	0.07	(0.01)	0.04
Weighted average shares outstanding – basic and diluted	1,272,917	1,272,917	1,272,917	1,272,917

(The accompanying notes are an integral part of these condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended April 30, 2026 and 2025

	Common Stock		Preferred Stock		Additional
		Par		Par	paid in	Accumulated
	Number	Value	Number	Value	Capital	Deficit	Total
		$		$	$	$	$
Opening balance as of July 31, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)
Additional paid in capital	-	-	-	-	24,000	-	24,000
Net Loss	-	-	-	-	-	(9,048)	(9,048)
Closing Balance as of October 31, 2024	1,272,917	1,272	100,000	100	11,549,944	(11,733,998)	(182,682)
Additional paid in capital	-	-	-	-	20,015	-	20,015
Net Loss	-	-	-	-	-	(24,255)	(24,255)
Closing Balance as of January 31, 2025	1,272,917	1,272	100,000	100	11,569,959	(11,758,253)	(186,922)
Additional paid in capital	-	-	-	-	5,500	-	5,500
Net Profit	-	-	-	-	-	86,172	86,172
Closing Balance as of April 30, 2025	1,272,917	1,272	100,000	100	11,575,459	(11,672,081)	(95,250)

Opening balance as of July 31, 2025	1,272,917	1,272	100,000	100	11,608,209	(11,693,115)	(83,534)
Issuance of Common Stock	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	20,000	-	20,000
Net Loss	-	-	-	-	-	(2,353)	(9,048)
Closing Balance as of October 31, 2025	1,272,917	1,272	100,000	100	11,628,209	(11,695,468)	(65,887)
Issuance of Common Stock	-	-	-	-	-	-	-
Additional paid in capital	-	-	-	-	9,500	-	9,500
Net Loss	-	-	-	-	-	(4,071)	(24,255)
Closing Balance as of January 31, 2026	1,272,917	1,272	100,000	100	11,637,709	(11,699,539)	(60,458)
Net Loss	-	-	-	-	-	(2,542)	(2,542)
Closing Balance as of April 30, 2026	1,272,917	1,272	100,000	100	11,637,709	(11,702,081)	(63,000)

(The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements)

LEOPARD ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended April 30, 2026 and 2025

	For the nine months ended April 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities	$	$
Net loss for the period	(8,966)	52,869
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payable write off	-	(91,071)
Non-cash items:
Expense paid by a stockholder on behalf of the Company	29,500	49,515
Accounts payable and accrued liabilities	(17,000)	(6,759)
Net cash provided from (used in) operating activities	3,534	4,554

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Change in Cash	3,534	4,554
Cash – beginning of period	12,118	6,432
Cash – end of period	15,652	10,986

Non-cash activities
Expenses payment made by a stockholder on behalf of the Company as paid in capital	29,500	44,015

(The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended April 30, 2026 and 2025

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

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2025. There were no significant changes to these accounting policies during the nine months ended April 30, 2026, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

As reflected in the accompanying unaudited interim financial statements for the nine months ended April 30, 2026 and 2025, the Company incurred net loss of $8,966 and profit of $52,869, respectively.

As of April 30, 2026, the Company had accumulated deficit of $11,702,081 and a working capital deficit of $102,280. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

During the nine months ended April 30, 2026, the Company incurred operating expenses of $12,500. The majority of the expenses consisted of general and administrative expenses, which include professional services.

For the nine months ended April 30, 2026, we had a net loss of $8,966, primarily due to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

For the nine months ended April 30, 2026, we generated revenues of $3,804 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

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

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $417,508 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, until such time as the Company receives additional financing.

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

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2025. There were no significant changes to these accounting policies during the nine months ended April 30, 2026, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

	For the nine months ended April 30,
	2026	2025
Numerator:
Net Profit/(Loss)	$(8,966)	$52,869
Net Profit/(Loss) – diluted	$(8,966)	$52,869

Denominator:
Basic and diluted weighted average shares outstanding	1,272,917	1,272,917

Net Profit/(Loss) per common share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on August 1, 2024 and it has no material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the Company’s year ending July 31, 2026. The Company adopted the ASU 2023-09 on August 1, 2025 and it has no material impact on the Company’s financial statements.

Note 4. Common Stock

Common Stock

During the nine months ended April 30, 2026 and 2025, the Company did not issue nor cancelled any share.

Note 5. Related Party Transactions

There were no reportable related party transactions during the nine-months ended April 30, 2026 and 2025.

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

Additionally, the CODM reviews and uses functional expenses included in net income (loss) to manage the Company’s operations and assess operating profitability. The Company operates as one operating and reportable segment, and as such the significant segment expenses regularly provided to the CODM are those presented on the consolidated statements of operations. These significant segment expenses mainly include general and administrative. Other segment items that are presented on the consolidated statements of operations include financing expense, gain from accounts payable write-off.

Note 8. Subsequent Events

Management evaluated all additional events through June 9, 2026, which is the date the financial statements were available to be issued. Based upon the management review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

Effective April 26, 2024, the Company changed its name to Leopard Energy, Inc.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $417,508 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, until such time as the Company receives additional financing.

Results of Operations

	For the nine months ended
	April 30, 2026	April 30, 2025
Revenues	3,804	4,752
Total operating expenses	(12,500)	(42,756)
Total other income (expense)	(270)	90,873
Net Profit/(Loss)	(8,966)	52,869

During the nine months ended April 30, 2026, the Company incurred operating expenses of $12,500. The majority of the expenses consisted of general and administrative expenses, which include professional services.

For the nine months ended April 30, 2026, we had a net loss of $8,966, primarily due to professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

For the nine months ended April 30, 2026, we generated revenues of $3,804 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share or revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

During the nine months ended April 30, 2025, the Company incurred operating expenses of $42,756. The majority of the expenses consisted of general and administrative expenses, which include professional services.

For the nine months ended April 30, 2025, we had a profit of $52,869, primarily due to the write-off of accounts payable for $91,071, partially offset by professional services under general and administrative expenses. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

As of April 30, 2026, the Company had accumulated deficit of $11,702,081 and a working capital deficit of $102,280. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Liquidity and Capital Resources

	April 30, 2026	July 31, 2025
Cash	15,652	12,118
Total current assets	15,652	12,118

Non-current assets	39,280	39,280

Current liabilities (Accounts payable)	117,932	134,932
Non -current liabilities	-	-

As of April 30, 2026, our current assets consisted of $15,652 in cash, as compared to $12,118 at July 31, 2025, Non-current assets, consisting of the royalty interest acquired in the January 2024 (Eagle Acquisition), were $39,280 as at April 30, 2026 and July 31, 2025.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities. Zenith Energy, our controlling stockholder, has and will continue to provide the Company with working capital to fund the operations and acquisitions, pending receipt of additional funding.

Cash Flows from Operating Activities

	For the nine months ended
	April 30, 2026	April 30, 2025
Net cash (used in) operating activities	3,534	4,554

Cash Flows from Investing Activities

For the nine months ended
	April 30, 2026	April 30, 2025
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities

For the nine months ended
	April 30, 2026	April 30, 2025
Net cash provided by financing activities	-	-

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

We carried out an evaluation, under the supervision and with the participation of our senior management, which presently consists of Andrea Cattaneo, our Chief Executive Officer ) and Luca Benedetto, our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025, as amended, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEOPARD ENERGY, INC.

Date: June 9, 2026	By:	/s/ Luca Benedetto
Luca Benedetto Chief Financial Officer (Principal Financial and Accounting Officer)

