Form 10-K
period 2026-07-31
Leopard Energy, Inc.
filed 2026-10-16
CIK 1230524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2026

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 30, 2026 was $226,325 based on the closing price of the issuer's common stock on January 30, 2026, the last business day of the registrant's most recently completed second fiscal quarter.

1,272,917 shares of common stock are issued and outstanding as of October 15, 2026.

Leopard Energy, Inc.

Annual Report on Form 10-K for the Year ended July 31, 2026

As used in this Annual Report on Form 10-K (this “Report”), and unless otherwise indicated, the terms “the Company,” “Leopard Energy, “we,” “us” and “our” refer to Leopard Energy, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) for the Company, contains forward-looking statements, including, without limitation, in the sections captioned “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Report. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. Not all forward-looking statements, however, may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations; (ii) a projection of income, earnings per share, capital expenditures, dividends, capital structure or other financial items; (iii) the Company's future financial perff-1ormance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); and (iv) the assumptions underlying or relating thereto.

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

In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares, representing 99.87% of the voting power of the Company, from JanBella for consideration of $398,400. As part of the transaction, William Alessi, the sole officer and director of the Company, appointed Luca Benedetto, Ippolito Cattaneo, and Dario Sodero as directors of the Company. Thereafter, Mr. Alessi resigned as the Company’s sole director and officer.

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

Effective April 26, 2024, the Company changed its name to Leopard Energy, Inc.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $421,007 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

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

Results of Operations

	For the year ended July 31
	2026 ($)	2025 ($)
Revenues	5,863	5,974
Cost of Revenue	4,986	-
General and administrative expenses	34,667	64,922
Operating profit/ (loss)	(33,790)	(58,948)
Total other income (expense)	(360)	90,783
Net profit/ (loss)	(34,150)	31,835

For the year ended July 31, 2026, we generated revenues of $5,863 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share of revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

For the year ended July 31, 2026, we incurred cost of revenue of $4,986 from the depletion of the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest is depleted using the straight-line method over its estimated useful economic life of 20 years, and the cost of revenue includes $3,022 of depletion attributable to prior periods, which we determined to be immaterial to the prior period consolidated financial statements.

The Company’s general and administrative expenses for the year ended July 31, 2026, totaled $34,667, representing a decrease of $30,255 compared to $64,922 for the year ended July 31, 2025. The primary reason for the decrease was a significant reduction in consulting and audit expenses.

For the year ended July 31, 2026, we had a loss of $34,150 due to the general and administrative expense. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

For the year ended July 31, 2025, we generated revenues of $5,974 from the royalty interest we acquired in the Eagle Acquisition consummated in January 2024. The royalty interest provides the Company with a monthly distribution of its share of revenues from the property, net of expenses and operational risks, from an oil production property managed by a non-affiliated third party.

For the year ended July 31, 2025, we had a net profit of $31,835 due to the revenues and the positive result in the extinguishment of account payables. All the expenses were paid by our controlling stockholder Zenith Energy, who renounced its credit.

Liquidity and Capital Resources

	At July 31, 2026 ($)	At July 31, 2025 ($)
Cash	17,620	12,118
Total current assets	17,620	12,118

Non-current assets	34,294	39,280

Current liabilities (Accounts payable)	136,598	134,932

As of July 31, 2026, our current assets consisted of $17,620 in cash, as compared to $12,118 in cash at July 31, 2025 deposits $17,617, as compared to $12,115 at July 31, 2025.

Cash Flows from Operating Activities

	For the year ended July 31,
	2026 ($)	2025 ($)
Net cash provided by operating activities	5,502	5,686

For the fiscal year ended July 31, 2026, net cash provided by operating activities was $5,502, consisting of our net loss for the period of $34,150, adjusted for non-cash royalty interest depletion of $4,986 and an increase in accounts payable and accrued expenses of $34,666.

For the fiscal year ended July 31, 2025, net cash provided by operating activities was $5,686, consisting of our net profit for the period of $31,835, adjusted for a non-cash gain on settlement of accounts payable of $91,071 and an increase in accounts payable and accrued expenses of $64,922.

Cash Flows from Investing Activities

For the year ended July 31,
	2026 ($)	2025 ($)
Net cash provided by (used in) investing activities	-	-

For the fiscal year ended July 31, 2026 and July 31, 2025, we did not realize any investment.

Cash Flows from Financing Activities

For the year ended July 31,
	2026 ($)	2025 ($)
Net cash provided by (used in) financing activities	-	-

Although no direct cash proceeds were received by the Company from financing activities during the years ended July 31, 2026 and 2025, our principal stockholder paid operating expenses and liabilities of $33,000 and $82,265, respectively, directly on behalf of the Company, which were recognized as non-cash additional paid-in capital.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided $421,007 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of July 31, 2026, we have incurred losses of $11,727,265. In addition, as of July 31, 2026 our current liabilities exceed our current assets by $118,978. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Item 8. Financial Statements and Supplementary Data (PCAOB 50909).

LEOPARD ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Stockholders and the Board of Directors of

Leopard Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Leopard Energy, Inc and its Subsidiaries (collectively, “the Company”) as of July 31, 2026, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended July 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026, and the results of its operations and its cash flows for the year ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit as of July 31, 2026, that raise substantial doubt about its ability to continue as a going concern. Management closely monitors the Company’s financial position and has prepared a plan that is found in Note 1 that addresses this substantial doubt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Mateo, California

October 15, 2026

LEOPARD ENERGY, INC.
Consolidated Balance Sheets
	As of July 31,
	2026	2025
ASSETS	$	$
Current assets:
Cash	$17,620	$12,118
Total current assets	17,620	12,118

Royalty interests, net	34,294	39,280
Total Assets	$51,914	$51,398
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$136,598	$134,932
Total current liabilities	136,598	134,932

Total non-current liabilities	-	-
Total Liabilities	136,598	134,932
Stockholder’s deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 100,000 issued and outstanding as of July 31, 2026 and 2025	100	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,272,917 issued and outstanding as of July 31, 2026 and 2025, respectively	1,272	1,272
Additional paid in capital	11,641,209	11,608,209
Accumulated deficit	(11,727,265)	(11,693,115)
Total Stockholder’s Deficit	(84,684)	(83,534)

Total Liabilities and Stockholder’s Deficit	$51,914	$51,398

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.
Consolidated Statements of Operations
	For the Years Ended July 31,
	2026	2025
	$	$
Revenue	$5,863	$5,974

Cost of revenue	(4,986)	-
Gross Income	877	5,974

General and administrative	(34,667)	(64,922)
Total operating expenses	(34,667)	(64,922)

Operating loss	(33,790)	(58,948)

Other income (expense)
Gain on settlement of accounts payable	-	91,071
Financial expense	(360)	(288)
Total other income (expense)	(360)	90,783

Net profit/(loss)	(34,150)	31,835

Basic net profit/(loss) per common share	(0.03)	0.03
Diluted net profit/(loss) per common share	(0.03)	0.03
Basic weighted average common shares outstanding	1,272,917	1,272,917

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.
Consolidated Statements of Changes in Stockholder’s Deficit

					Additional
	Common Stock		Preferred Stock		paid in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total
		$		$
Opening balance as of August 1, 2024	1,272,917	1,272	100,000	100	11,525,944	(11,724,950)	(197,634)
Additional paid in capital	-	-	-	-	82,265	-	82,265
Net Profit	-	-	-	-	-	31,835	31,835
Closing Balance as of July 31, 2025	1,272,917	1,272	100,000	100	11,608,209	(11,693,115)	(83,534)

Additional paid in capital	-	-	-	-	33,000	-	33,000
Net Profit	-	-	-	-	-	(34,150)	(34,150)
Closing Balance as of July 31, 2026	1,272,917	1,272	100,000	100	11,641,209	(11,727,265)	(84,684)

The accompanying notes are an integral part of these consolidated financial statements,

LEOPARD ENERGY, INC.
Consolidated Statements of Cash Flows
	For the Years Ended July 31,
	2026	2025
	$	$
Cash flows from operating activities:
Net profit/(loss)	(34,150)	31,835
Adjustments to reconcile net loss to net cash provided in operating activities:
Settlement of accounts payable	-	(91,071)
Royalty interest depletion	4,986	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	34,666	64,922
Net cash provided by operating activities	5,502	5,686

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash from financing activities	-	-

Net change in cash	5,502	5,686
Cash at beginning of year	12,118	6,432

Cash at end of year	17,620	12,118

Non-cash activities
Expenses payment made by a stockholder on behalf of the Company as paid in capital	33,000	82,265

The accompanying notes are an integral part of these consolidated financial statements.

LEOPARD ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2026

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

On August 23, 2023, the original stockholder JanBella Group sold the Series A Preferred Shares to Zenith Energy Ltd. (“Zenith Energy”). Zenith Energy is a British Columbia corporation based in Vancouver, B.C., engaged in energy production projects on three continents, whose shares are traded on the London Stock Exchange, Spotlight Stock Market Stockholm and Euronext Oslo.

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

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power, has the power to appoint or remove the majority of the members of the board of directors, to cast a majority of votes at the meeting of the board of directors or to govern the financial and operating policies of the investee under a statute or agreement among the stockholders or equity holders.

Reclassifications

Certain prior year amounts in the Statement of Cash Flows have been reclassified to conform to the current year presentation. Specifically, $82,265 of stockholder payments on behalf of the Company for the year ended July 31, 2025, previously reported as financing cash flows, was reclassified to non-cash financing activities. This reclassification had no impact on the net change in cash, ended cash balances, Balance Sheets, or Statements of Operations.

Going Concern

As reflected in the accompanying audited consolidated financial statements, the Company had a loss of $34,150 during the fiscal year ended July 31, 2026. As of July 31, 2026, the Company had accumulated deficit of $11,727,265 and a working capital deficit of $118,978. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

Since its incorporation, the Company has financed its operations through advances from its controlling stockholders, third-party convertible debt, and the sale of its common stock. Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided $421,007 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources: (1) cash generated from upcoming operations; (2) new bank loans, (3) financial support from the Company’s stockholder and related party. However, there can be no assurance that the Company will be successful in securing additional financing or debt on terms favorable to the Company, or at all. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue audited as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

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

Impairment of Long-Lived assets

The Company reviews its Long-Lived assets for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets.” An impairment exists when the carrying amount of long-lived assets is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related netbook value. As at the year ended July 31, 2026 the Company evaluated that the fair value of the long-lived assets exceeds the carrying value; therefore, no impairment loss was recognized.

Revenues - Royalty Interests

On January 17, 2024, the Company made investment in the 5% non-operating royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “Eagle Acquisition”) at a cost of $39,280. The operating rights of the wells are leased to licensed operators (oil and gas companies) through agreements that grant the operator the right to explore, drill, and produce oil or gas, and the royalty interest is a financial share of production paid to the well rights owner. The lease may expire if production ceases, but as long as the well is productive, the rights remain in effect under a concept known as “Held by Production” (HBP).

Royalty interests in oil and gas properties are carried at cost and depleted using the straight-line method over their estimated useful economic life of 20 years based on regional production profiles and operator performance, which the Company believes closely approximates the units-of-production method.

Cumulative depletion expense recognized for the year ended July 31, 2026 was $4,986, which includes $3,022 of depletion attributable to prior period performance that management determined to be immaterial to the prior period financial statements. Accumulated depletion as of July 31, 2026 was $4,986.

Royalty interests acquired are carried at the lower of cost or fair value. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the royalty interest exceeds its estimated fair value. There was no impairment provision for the year ended July 31, 2026.

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

During the financial year ended July 31, 2026 and 2025, the Company recognizes monthly revenues from the investment in the 5% royalty interest in a package of seven (7) producing oil wells located in the Eagle Ford Shale, Lavaca County, Texas (the “Eagle Acquisition”), acquired on January 17, 2024, that resulted in a yearly amount of $5,863 and $5,974 respectively. The Company’s current revenues and cost of revenues is 100% constituted by Royalty interest distribution income and corresponding depletion costs.

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

Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing profit bear by common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.

Basic and diluted income per share have been calculated in accordance with ASC 260 on computation of income per share for each of the fiscal years ended July 31, 2026 and 2025 are calculated as follows:

	Year Ended
	July 31,
	2026	2025
Numerator:
Net Profit/(Loss) contributed to common stockholders-basic and diluted	$(34,150)	$31,835

Denominator:
Weighted average common shares outstanding-basic and diluted	1,272,917	1,272,917
Net Profit(loss) per common share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03

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

Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major clients in financial statements for details on the Company’s business segments. The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources, and assessing performance. The Company’s CODM has been identified as the CEO, who reviews consolidated results when making decisions about allocating resources and assessing the performance of the Company. Based on the management’s assessment, the Company determined that it has only one operating segment and therefore one reportable segment as defined by ASC 280. The Company’s assets are substantially all located in the and substantially all of the Company’s revenue and expenses are derived in the United States. The Company’s assets are substantially all located in the United States and substantially all of the Company’s revenue and expenses are derived in the United States. Therefore, no geographical segments are presented. Please refer to “Note 8 — Segment Reporting” for the Company’s segment reporting.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, and how the CODM uses reported measures of segment profit or loss in assessing segment performance and resource allocation. The Company adopted this standard effective for fiscal year ended July 31, 2026 on a retrospective basis. The Company operates as a single operating segment, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. For public business entities (PBEs), the ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this standard from August 1, 2025, and there is no material impact on the Company’s financial statements.

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). These required categories include purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as other relevant items included within each applicable expense caption, as applicable. The FASB issued ASU 2024-03 on November 4, 2024, which states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential impact of adopting this guidance on financial statements requirements and does not expect the adoption to have a material impact.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). The amendments in this update include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

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

Note 3. Accounts Payable and Accrued Liabilities

During the financial year ended July 31, 2025, the Company negotiated a liabilities settlement discount with a consulting firm to settle an outstanding payable balance, which resulted in a $91,071 gain recognized from extinguishment and settlement of liabilities.

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

On August 23, 2023, JanBella sold its Series A Preferred Shares it held to Zenith Energy Ltd. (“Zenith Energy”). In the change in control transaction, Zenith Energy acquired the 100,000 Series A Preferred Shares from JanBella for consideration of $398,400. The Series A Stock shall have the following preferences, powers, designations and other special rights: Each Series A Preferred Share entitles the Unaffiliated investor to 10,000 votes on all matters submitted to the stockholders of the Company's common stock. The Unaffiliated investor of the Series A Preferred Shares votes together with the Unaffiliated investors of common stock as a single class upon all matters submitted to a vote of stockholders.

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

During the year-ended July 31, 2026 and 2025, the Company did not issue or cancel any shares.

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

Note 5. Income Taxes

As of July 31, 2026, the Company has deferred tax assets as a result of the net operating losses incurred from inception and depletion of royalty interests. The resulting deferred tax assets are reduced by a valuation allowance as discussed in Note 2 equal to the deferred tax asset as it is unlikely, based on current circumstances, that the Company will ever realize a tax benefit. Significant components of the Company’s deferred tax assets and as follows as of July 31:

	2026	2025
	$	$
Deferred tax assets:
Depletion of royalty interests	1,047	-
Net operating loss carryforwards	2,452,785	2,446,660
Total deferred tax assets	2,453,832	2,446,660
Valuation allowance	(2,453,832)	(2,446,660)

Deferred tax assets and the corresponding valuation allowances amounted to approximately $2.45 million and $2.45 million as of July 31, 2026 and 2025, respectively. The Company did not pay any federal, state or foreign income taxes, net of refunds received, during the years ended July 31, 2026 and 2025.

Net Operating Losses (NOL):

As of July 31, 2026 the Company had federal operating loss carryforwards of approximately $11.7 million, of which approximately $8.6 million was generated in tax years beginning before January 1, 2018, and approximately $3.1 million was generated in tax years beginning after December 31, 2017. The federal loss carryforwards generated prior to January 1, 2018, began to expire in fiscal year 2024 and will continue to expire through fiscal year 2038 if not utilized. The federal losses carryforwards generated after December 31, 2017 can be carried forward indefinitely, but the utilization is limited to 80% of taxable income in any year. Utilization of the NOL carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions due to prior or future ownership changes. Such annual limitations may result in the expiration of NOL carryforwards before utilization.

The income tax provision for the year ended July 31, 2026 and 2025 consists of the following:

	2026	2025
Federal
Current	$-	$-
Deferred	7,172	3,272
Change in valuation allowance	(7,172)	(3,272)
Income tax provision	$-	$-

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended July 31, 2026 was as follows,

	Amount	Percent
U.S. federal statutory tax rate	7,172	21%
Changes in valuation allowance	(7,172)	(21)%
Effective tax rate	-	0%

Note 6. Related Party Transactions

There were no reportable related party transactions and balance during the years and then ended July 31, 2026 and 2025.

Note 7. Commitments and Contingencies

The Company is not currently involved in any litigation that the Company believe could have a material adverse effect on its financial condition or results of operations. The Company has no other commitments as of July 31, 2026.

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

Note 9. Subsequent Events

Management evaluated all additional events through October 15, 2026, which is the date the financial statements were available to be issued. Based upon this audit, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting as set forth below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of July 31, 2026, our chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2026

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

As at the date of this Report, our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Andrea Cattaneo	CEO and Director	70	March 25, 2024 to present.
Luca Benedetto	CFO and Director	55	August 23, 2023, to present
Dario Sodero	Director	83	August 23, 2023, to present

The principal occupation and business experience during the past five years for the Company's executive officers and directors is as follows:

Andrea Cattaneo, 70, has served as a director of Zenith Energy, our controlling stockholder since December 2008 and as President and Chief Executive Officer of Zenith Energy and its affiliated entities since January 2009. Zenith Energy, Ltd., which is based in Canada, is a publicly held company engaged in the acquisition and development of energy production opportunities, principally in Central Asia, North America, Africa and Europe. Its shares are listed on the London Stock Exchange Main Market (LSE: ZEN), admitted to trading on the Euronext Growth of the Oslo Stock Exchange (OSE: ZENA) and quoted on the OTCQB Venture Market cross-trading facility in the United States (OTCQB: ZENAF).

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

Directors are elected to serve until the earlier of the election and qualification of their successors, their removal for cause by the stockholders, or their resignation. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

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

Item 11. Executive Compensation.

During the fiscal years ended July 31, 2026 and 2025, there was no compensation paid by the Company to its our senior management, including the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, Directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended July 31, 2026, except as follows:

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since the transfer of controlling interest in August 2023, Zenith Energy Ltd. (“Zenith Energy”), the Company’s controlling stockholder, has provided approximately $421,007 capital in the form of payment made on behalf of the Company and $45,000 paid in capital in cash. Zenith Energy has indicated that it intends to continue to finance the Company and its expansion into the energy sector, to acquire additional royalties and/or ownership interest, pending the receipt of additional financing.

Except with respect to the foregoing, during the fiscal years ended July 31, 2026 and July 31, 2025, the Company has not engaged in any transaction with any executive officer, director or 5% or greater stockholder, in which they had or will have a direct or indirect material interest exceeding $120,000, nor is any such transaction currently proposed or contemplated.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal years ended July 31, 2026 and July 31, 2025, our independent registered public accounting firms were WWC, Professional Corporation Certified Public Accountants, PCAOB ID: 1171.

The aggregate fees billed for professional services rendered for the audit and review of our financial statements for the fiscal years ended July 31, 2026 and July 31, 2025, were $26,000 and $29,000, respectively.

Tax Fees

There have been no tax fees billed by our independent registered public accounting firms in the fiscal years ended July 31, 2026 and July 31, 2025.

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
Date: October 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrea Cattaneo	Chief Executive Officer and Director	October 15, 2026
Andrea Cattaneo	(Principal Executive Officer)

/s/ Luca Benedetto	Chief Financial Officer	October 15, 2026
Luca Benedetto	(Principal Financial and Accounting Officer)

/s/ Dario Sodero	Director	October 15, 2026
Dario Sodero

